Form 10-K
period 2016-12-31
Bioverativ Inc.
filed 2017-03-24
CIK 1681689

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS HEMOPHILIA BUSINESS OF BIOGEN INC. Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:001-37859

Bioverativ Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-3461310 (I.R.S. Employer Identification No.)
225 Second Avenue, Waltham, Massachusetts (Address of Principal Executive Offices)	02451 (Zip Code)

(781) 663-4400
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market

          Securities to be registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2) of the Act. Yes ☐    No ☒

          The registrant was incorporated on August 4, 2016. All of the issued and outstanding shares of common stock of the registrant as of such date and through January 31, 2017 were owned by Biogen Inc.

          The number of shares of the registrant's common stock, $0.001 par value, outstanding as of February 28, 2017 was 107,975,968.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

BIOVERATIV INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements. Use by Bioverativ of the words "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "seeks," "intends," "evaluates," "pursues," "anticipates," "continues," "designs," "impacts," "affects," "forecasts," "target," "outlook," "initiative," "objective," "designed," "priorities," or the negative of those words or other similar expressions is intended to identify forward-looking statements.

        These forward-looking statements may include statements with respect to:

  •
  accounting estimates, assumptions and policies;

  •
  estimates of liabilities;

  •
  contingent payments, including milestone and royalty payment obligations;

  •
  our exposure to market volatility and foreign currency and interest rate risks;

  •
  revenues and associated costs, discounts or rebates in connection with our products;

  •
  tax rates;

  •
  future cash flows, working capital needs, capital expenditures and strategic investments;

  •
  future transactions in our securities and debt issuances;

  •
  dividends;

  •
  litigation related matters, including outcomes;

  •
  the impact of healthcare reform;

  •
  business and strategic objectives;

  •
  business development activities;

  •
  our research and development activities and priorities;

  •
  expected clinical trials;

  •
  our anticipated geographic expansion;

  •
  our growth, including patient share growth;

  •
  our manufacturing, supply and distribution arrangements;

  •
  the sufficiency of our facilities;

  •
  our relationships with Biogen, third parties, collaborators and our employees;

  •
  our operation as a standalone company;

  •
  receipt of necessary regulatory authorization and approvals;

  •
  our ability to finance our operations and business initiatives and obtain funding for such activities; and

  •
  the impact of new laws and accounting standards.

        These forward-looking statements involve risks and uncertainties, including those that are described in Item 1A. Risk Factors and elsewhere in this report, that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. Except as required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

NOTE REGARDING PRESENTATION OF INFORMATION

        Unless the context otherwise requires, references in this report to the following terms shall have the following respective meanings:

  •
  "Biogen" refers to Biogen Inc., a Delaware corporation, and its consolidated subsidiaries;

  •
  "distribution" refers to the distribution by Biogen to Biogen stockholders of all of the outstanding shares of Bioverativ, as further described in this report;

  •
  "hemophilia business" includes Biogen's hemophilia business and certain additional assets and liabilities associated with Biogen's pipeline programs related to hemophilia and other blood disorders;

  •
  "separation" refers to the separation of Biogen's hemophilia business from Biogen's other businesses and the creation, as a result of the distribution, of an independent, publicly traded company, Bioverativ Inc., that holds the hemophilia business, as further described in this report; and

  •
  "Bioverativ," "we," "us," "our," "our company" and "the company" refer to Bioverativ Inc., a Delaware corporation, or Bioverativ Inc., together with its subsidiaries, as the context requires.

        See "Glossary of Scientific Terms" starting on page 80 of this report for definitions of certain additional terms as they are used in this report.

        This report describes the business transferred to Bioverativ by Biogen in the separation as if the transferred business were Bioverativ's businesses for all historical periods described. References in this report to Bioverativ's historical assets, liabilities, products, businesses or activities of Bioverativ's business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the transferred business as the business was conducted as part of Biogen prior to the separation.

NOTE REGARDING TRADEMARKS, TRADE NAMES AND SERVICE MARKS

        Bioverativ owns or has rights to use the trademarks, service marks and trade names that it uses in conjunction with the operation of its business. Some of the trademarks that Bioverativ owns or has rights to use that appear in this report include: ALPROLIX® and ELOCTATE®, which may be registered or trademarked in the United States and other jurisdictions. Bioverativ's rights to some of these trademarks may be limited to select markets. Each trademark, trade name or service mark of any other company appearing in this report is, to Bioverativ's knowledge, owned by such other company. References to ELOCTATE in this report shall also refer to ELOCTA, the approved trade name for ELOCTATE in the European Union, as the context may require.

NOTE REGARDING STATUS AS AN EMERGING GROWTH COMPANY

        We qualify as an "emerging growth company" as defined in the JOBS Act. As an emerging growth company we may take advantage of specified reduced disclosure and other obligations that are otherwise applicable generally to public companies. These may include the following:

  •
  provision of only three years of selected financial data with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

  •
  provision of reduced disclosure about our executive compensation arrangements;

  •
  omission of a non-binding advisory vote on executive compensation or golden parachute arrangements; and

  •
  exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

        We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the distribution; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities Exchange Commission (SEC).

        We have irrevocably elected not to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that do not qualify as emerging growth companies.

PART I

Item 1    Business

Overview

        Bioverativ is a global biotechnology company focused on the discovery, research, development and commercialization of innovative therapies for the treatment of hemophilia and other blood disorders.

        We market two products, ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein] and ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein], extended half-life clotting-factor therapies for the treatment of hemophilia A and hemophilia B, respectively. ELOCTATE and ALPROLIX use a process known as Fc fusion to link recombinant factor VIII and factor IX, respectively, to a protein fragment in the body known as Fc. The fusion of the factor with the Fc protein fragment uses a naturally occurring pathway and is designed to extend the half-life of the factor, thereby making the product last longer in a person's blood than traditional factor therapies.

        We collaborate with Swedish Orphan Biovitrum AB (publ) (Sobi) to develop and commercialize ELOCTATE and ALPROLIX globally. Under the collaboration, we have rights to commercialize ELOCTATE and ALPROLIX in the United States, Japan, Canada, Australia, Latin American countries and all other markets excluding Sobi's commercialization territory. Sobi's commercialization territory includes Europe, Russia and certain countries in Northern Africa and the Middle East. ELOCTATE and ALPROLIX were approved in the United States, Canada and Japan in 2014, and in the European Union in 2015 and 2016, respectively.

        We have multiple programs intended to further support our marketed products and an innovative product pipeline devoted to the creation and delivery of new therapies:

  •
  Research activities relating to our marketed products include ongoing and planned post-marketing studies exploring the potential of Fc fusion technology on long-term joint health, immunogenicity and immune tolerance induction in hemophilia patients who develop inhibitors.

  •
  Research activities relating to new products include discovery and preclinical programs studying longer-acting extended half-life hemophilia product candidates, non-factor products to treat hemophilia (such as bi-specific antibody technology) and gene therapies for both hemophilia A and B. We also have ongoing research programs relating to sickle cell disease and beta-thalassemia.

Separation from Biogen

        Bioverativ Inc., a Delaware corporation, was formed on August 4, 2016 to hold the hemophilia business of Biogen. Bioverativ separated from Biogen on February 1, 2017 as a result of a special dividend distribution of all the outstanding shares of common stock of Bioverativ to Biogen stockholders. The distribution was made to Biogen stockholders of record as of the close of business on January 17, 2017, who received one share of Bioverativ common stock for every two shares of Biogen common stock held as of such date. As a result of the distribution, Bioverativ is now an independent public company whose shares of common stock are trading under the symbol "BIVV" on the NASDAQ Global Select Market.

Hemophilia A and B

        Hemophilia A and hemophilia B are rare, x-linked genetic disorders that impair the ability of a person's blood to clot due to reduced levels of a protein known as factor VIII or factor IX, respectively. This impairment can lead to recurrent and extended bleeding episodes that may cause pain, irreversible joint damage and life-threatening hemorrhages. In its Annual Global Survey 2015, the

World Federation of Hemophilia (WFH) estimated that over 151,000 people worldwide were identified as living with hemophilia A and nearly 30,000 people were diagnosed with hemophilia B.

        Hemophilia is usually diagnosed at birth or at a very young age, and predominantly affects males. An individual's hemophilia is classified as mild, moderate or severe and is based on the level of factor activity in the blood. Although hemophilia care varies widely across the globe, in the United States a majority of patients receive care from specialized hemophilia treatment centers.

        Hemophilia is treated by injecting the missing clotting factor directly into the patient's bloodstream. Therapies can be administered either on a schedule to help prevent or reduce bleeding episodes (prophylaxis) or to control bleeding when it occurs (on-demand). Over time, regimens have shifted from on-demand treatment to routine prophylaxis due to observed improvements in long-term clinical outcomes, such as joint damage. In the United States, the February 2016 guidelines of the Medical and Scientific Advisory Council of the National Hemophilia Foundation recommend routine prophylaxis as optimal for the treatment of people with severe hemophilia.

        Historically, hemophilia treatments were derived from factors taken from human blood plasma. In the early 1990's, recombinant factor products, developed in a lab through the use of recombinant DNA technology, became available. In 2016, use of recombinant factor product accounted for over 75% of sales globally. In 2014, ELOCTATE and ALPROLIX became the first available extended half-life recombinant factor therapies in the United States with the benefit of an effective treatment even with less frequent, more convenient dosing requirements.

        Patients may experience complications with factor therapies. In some cases, patients may develop inhibitors that recognize the infused factor as a foreign protein and create antibodies to it. Inhibitor antibodies occur when a person with hemophilia has an immune response to treatment with clotting factor concentrates. According to the WFH, an inhibitor usually occurs within the first 75 exposures to factor concentrates and thus is most often seen in children with severe hemophilia. In 2014, the WFH estimated that approximately 25% to 30% of children with severe hemophilia A and approximately 1% to 6% of individuals with hemophilia B will develop inhibitors. A common treatment to eradicate inhibitors is immune tolerance induction. Immune tolerance induction involves exposure to frequent and higher doses of recombinant factor until the body can tolerate the factor. While this treatment can be effective, the treatment burden is high as it can take months or even years for the inhibitor antibodies to be removed.

Our Marketed Products

        Our marketed products, ELOCTATE and ALPROLIX, leverage expertise in Fc fusion technology that was originally acquired by Biogen from Syntonix Pharmaceuticals (Syntonix, and now known as Bioverativ Therapeutics Inc., our wholly owned subsidiary) in 2007. Fc fusion is a proprietary technology used to link recombinant factor VIII and factor IX in the case of ELOCTATE and ALPROLIX, respectively, to a protein fragment in the body known as Fc. The fusion with Fc uses a naturally occurring pathway and is designed to extend the half-life of the factor, thereby making the product last longer in a patient's blood than traditional factor therapies. ELOCTATE consists of the

Coagulation Factor VIII molecule (historically known as Antihemophilic Factor) linked to Fc and ALPROLIX consists of the Coagulation Factor IX molecule linked to Fc.

Product	General Description
ELOCTATE is approved in the United States, Japan, Canada, Australia, Brazil, the European Union and certain other countries for the treatment of adults and children with hemophilia A to control and prevent bleeding episodes. In the United States, it is indicated for use in adults and children with hemophilia A for on-demand treatment and control of bleeding episodes, perioperative management of bleeding and routine prophylaxis to reduce the frequency of bleeding episodes. ELOCTATE has received orphan designation in the United States.

Bioverativ's principal markets for ELOCTATE currently include the United States, Japan and Canada. Sobi began commercializing ELOCTA (the approved tradename for ELOCTATE in the European Union) in some European countries in 2016.

ALPROLIX is approved in the United States, Japan, Canada, Australia, Brazil, the European Union and certain other countries for the treatment of adults and children with hemophilia B to control and prevent bleeding episodes. In the United States, it is indicated for use in adults and children with hemophilia B for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to reduce the frequency of bleeding episodes. ALPROLIX has received orphan designation in the United States and the European Union.

Bioverativ's principal markets for ALPROLIX currently include the United States, Japan and Canada. Sobi began commercializing ALPROLIX in some European countries in 2016 following its approval by the European Medicines Agency (EMA) in May 2016.

        Through a development and commercialization agreement with Sobi, we have rights to commercialize ELOCTATE and ALPROLIX in the United States, Japan, Canada, Australia and all other markets excluding Sobi's commercialization territory. Sobi's commercialization territory for these therapies is Europe, Russia and certain countries in Northern Africa and the Middle East. For a further description of our development and collaboration agreement with Sobi, see "—Our Development and Commercialization Arrangements with Sobi" below.

        Product sales for ELOCTATE and ALPROLIX each accounted for approximately 58% and 38%, respectively of our total revenue for the year ended December 31, 2016, approximately 57% and 42%, respectively of our total revenue for the year ended December 31, 2015 and approximately 43% and 57%, respectively of our total revenue for the year ended December 31, 2014. For additional financial information about our product and other revenues, long lived assets and geographic areas in which we operate, please read Note 17 Segment Information to our audited consolidated financial statements, Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations included in this report. A discussion of the risks attendant to our global operations is set forth in this report under Item 1A. Risk Factors.

Pipeline and Research and Development Activities

        Our research activities relating to ELOCTATE and ALPROLIX include ongoing and planned post-marketing studies exploring the potential impact of the Fc fusion technology on long-term joint health, immunogenicity and immune tolerance induction in hemophilia patients who develop inhibitors.

        In addition to work relating to our current marketed products, we are also engaged in discovery and preclinical programs focused on advancing new technologies for the treatment of hemophilia and other blood disorders, such as sickle cell disease and beta-thalassemia. Our scientific and medical leaders plan to renew focus on advancing discovery work with small molecules and cell and gene therapy in the hopes of developing treatments for this disease. For a period of time following the separation, Biogen will provide us with technical services related to our pipeline and research and development activities. A brief description of our most advanced programs, together with certain related business relationships and collaborations, is described below.

        BIVV 001(rFVIIIFc-VWF-XTEN).    A preclinical program of the combination of factor VIII-Fc fusion protein with part of Von Willebrand factors, another component of the clotting cascade attached with proprietary XTEN technology licensed from Amunix Operating Inc. (Amunix). The product candidate is being developed with the objective of achieving once weekly or less frequent dosing by intravenous administration in patients with hemophilia A.

        BIVV 002 (rFIXFc-XTEN).    A preclinical program for a next generation recombinant factor IX replacement product using XTEN technology exploring the use of subcutaneous dosing for patients with hemophilia B with the objective of achieving once weekly or less frequent dosing, which we believe would simplify the administration process for patients with hemophilia B.

        Gene Therapy Programs.    We are collaborating with Fondazione Telethon and Ospedale San Raffaele S.r.l. to develop gene therapies for hemophilia A and B. This collaboration centers on advanced lentiviral gene transfer technology of the San Raffaele Telethon Institute for Gene Therapy.

        Bi-Specific Antibody Program.    A preclinical program to develop a non-factor bi-specific antibody for the treatment of patients with hemophilia A with inhibitors and the general hemophilia A population.

        Other Blood Disorders.    We are currently pursuing opportunities in sickle cell disease, including carrying out small molecule screens against targets that we believe have potential to intervene in sickle cell disease as well as performing clinical research in an effort to develop better measures of efficacy. In addition, we have an exclusive, worldwide research, development and commercialization collaboration and license agreement with Sangamo Therapeutics, Inc. (Sangamo) under which we are working to develop and commercialize product candidates using genome editing technologies for the treatment of two inherited blood disorders, sickle cell disease and beta-thalassemia. For more information on our collaboration with Sangamo, refer to Item 7. Management's Discussion and Analysis and Results of Operations—Years Ended December 31, 2016, 2015 and 2014—Contractual Obligations—Funding Commitments—Sangamo Therapeutics, Inc.

        Our expenses for research and development activities were $178.8 million in 2016, $186.1 million in 2015 and $239.8 million in 2014. These expenses include costs associated with research and development activities performed while part of Biogen, collaboration payments and expenses primarily to Sobi, salaries and related expenses for personnel, license fees, consulting payments, contract research, clinical trial costs, manufacturing and the costs of laboratory equipment and facilities. In addition these expenses include allocations from Biogen to us for depreciation and other facility-based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. As a result, these expenses are not necessarily indicative of Bioverativ's expenses for research and development activities as a standalone company.

        Investment in research and development is critical to our future growth and our ability to remain competitive in the markets in which we participate. We intend to continue to make significant investment in research and development programs in addition to seeking to enhance future growth through internal efforts, acquisitions and collaborations with third parties.

Our Development and Commercialization Arrangements with Sobi

        Bioverativ Therapeutics Inc., our wholly owned subsidiary, is a party to a development and commercialization agreement with Sobi, under which it has agreed to develop and commercialize in defined territories ELOCTATE, ALPROLIX and certain compound constructs that Sobi elects to designate as subject to the parties' collaboration. Generally, these compound constructs include fusion proteins containing both a recombinant factor and the Fc portion of an immunoglobulin, including certain constructs that may be developed using technology we license from Amunix.

        The development and commercialization agreement generally defines Bioverativ's commercialization territory as the United States, Japan, Canada, Australia, Brazil and all other markets excluding Sobi's commercialization territory, and Sobi's commercialization territory as Europe, Russia and certain countries in Northern Africa and the Middle East.

        Under the development and commercialization agreement, prior to May 5, 2024, either Bioverativ or Sobi may present a compound construct as a potential product candidate that the parties may consider developing and commercializing under the collaboration. Upon Sobi's election to treat a compound construct as a product, and in the case of a novel compound construct Sobi's payment of an upfront fee to us, Sobi is granted the right to opt-in to such compound construct and become responsible for final development and commercialization of that compound construct in Sobi's commercialization territory. Generally, upon opt-in, Sobi becomes obligated to make an advance payment and reimburse Bioverativ for certain development expenses incurred with respect to the compound construct. Until Sobi's portion of the development expenses are fully paid, Sobi's royalty rate payable to Bioverativ is increased, and the royalty payment payable by Bioverativ to Sobi for the sale of products in Bioverativ's territory is decreased.

        The development and commercialization agreement provides for royalty payments between the parties for sales of collaboration products, including ELOCTATE and ALPROLIX, that vary based upon, among other things, the territory in which the sale was made and how the product is commercialized.

        The following is a summary of the royalty rates between the parties:

			Rates post Sobi Opt-In(3)
Royalty and Net Revenue Share Rates(1)	Method	Rate prior to 1st commercial sale in the Sobi Territory	Base Rate following 1st commercial sale in the Sobi Territory	Rate during the Reimbursement Period
Sobi rate to Bioverativ on net sales in the Sobi Territory	Royalty	N/A	12%	17%
Bioverativ rate to Sobi on net sales in the Bioverativ North America Territory	Royalty	2%	12%	7%
Bioverativ rate to Sobi on net sales in the Bioverativ Direct Territory	Royalty	2%	17%	12%
Bioverativ rate to Sobi on net revenue(2) from the Bioverativ Distributor Territory	Net Revenue Share	10%	50%	35%

(1)
For purposes of this table, the "Sobi Territory" means territories in which Sobi has commercial rights, meaning Europe, Russia and certain countries in Northern Africa and the Middle East; the "Bioverativ North America Territory" means territories in North America in which Bioverativ has commercial rights; the "Bioverativ Direct Territory" means territories in which Bioverativ has commercial rights other than the Sobi Territory and the Bioverativ North America Territory; and the "Bioverativ Distributor Territory" means Bioverativ territories where sales are derived by Bioverativ utilizing a third party distributor.

(2)
Net revenue represents Bioverativ's pre-tax receipts from third party distributors, less expenses incurred by Bioverativ in the conduct of commercialization activities supporting the distributor activities.

(3)
A credit will be issued to Sobi against its reimbursement of the Opt-in Consideration in an amount equal to the difference in the rate paid by Bioverativ to Sobi on sales in the Bioverativ territories for certain periods prior to the first commercial sale in the Sobi Territory versus the rate that otherwise would have been payable on such sales. The first commercial sale of ELOCTA and ALPROLIX in the Sobi Territory occurred in January 2016 and June 2016, respectively.

        Upon Sobi's first commercial sale in 2016, and during the Reimbursement period, the cash royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in our territory is 7%. After the Reimbursement period concludes, the cash royalty rate we pay to Sobi increases to 12%. For the year ended December 31, 2016 and for the expected term of the agreement, we are recording cost of sales at the effective royalty rate of approximately 11%. For the years ended December 31, 2015 and 2014, the royalty payable to Sobi based upon sales in the company's territory was 2%.

        The royalty rate received by the company, during the Reimbursement period on sales of ELOCTATE and ALPROLIX in Sobi's territory is 17%. After the Reimbursement period concludes, the royalty we receive decreases to 12%. We are recording revenue at the effective royalty rate expected over the term of the agreement of approximately 14%.

        The development and commercialization agreement is terminable in its entirety or with respect to a product developed under the collaboration by either party upon six months' written notice. The agreement is also terminable in its entirety under certain conditions and subject to certain dispute resolution procedures following a party's uncured material breach of a material obligation of the agreement. Unless earlier terminated, the duration of the agreement continues with respect to each product, for so long as such product is being sold anywhere in the world.

        In September 2014, Sobi elected to treat BIVV 001 (rFVIIIFc-VWF-XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration.

        In November 2014, Sobi exercised its option to assume final development and commercialization activities in Sobi's commercialization territory for ELOCTA, the approved trade name for ELOCTATE in the European Union. ELOCTA was approved by the European Commission (EC) in November 2015, and Sobi had its first commercial sales in January 2016. In March 2016, the EC approved the transfer of the marketing authorization for ELOCTA to Sobi, making Sobi the marketing authorization holder of ELOCTA in the European Union. As the marketing authorization holder, Sobi has legal responsibility for ELOCTA, from a regulatory perspective, during its entire life cycle in the European Union. The opt-in consideration and aggregate amount reimbursable by Sobi to us for ELOCTA was $211.1 million. As of December 31, 2016, approximately $143.9 million remained reimbursable to us by Sobi.

        In July 2015, Sobi exercised its option to assume final development and commercialization activities in the Sobi territory for ALPROLIX. ALPROLIX was approved by the EC in May 2016. In October 2016, the EC approved the transfer of the marketing authorization for ALPROLIX to Sobi, making Sobi the marketing authorization holder of ALPROLIX in the European Union. As the marketing authorization holder, Sobi has legal responsibility for ALPROLIX, from a regulatory perspective, during its entire life cycle in the European Union. The opt-in consideration and aggregate amount reimbursable by Sobi to us for ALPROLIX was $184.7 million. As of December 31, 2016, approximately $122.6 million remained reimbursable to us by Sobi.

        In February 2017, Sobi elected to treat BIVV 002 (rFIXFc-XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration. In consideration for its election, Sobi will pay us $6.2 million.

        Pursuant to the development and commercialization agreement, Bioverativ and Sobi are also parties to ancillary agreements, including manufacturing and supply agreements for ELOCTATE and ALPROLIX pursuant to which Sobi forecasts, orders and purchases drug substance and drug product that is supplied to Sobi by Bioverativ. We expect to satisfy our supply obligations to Sobi by obtaining ELOCTATE and ALPROLIX drug substance and drug product through Bioverativ's manufacturing and supply arrangements with Biogen as well as other third party contract manufacturing organizations. See "—Manufacturing and Facilities" below.

        For more information on our collaboration with Sobi, see Note 3, Collaborations, to the audited consolidated financial statements included elsewhere in this report.

Our International Operations

        We anticipate that, in addition to the United States and Canada, Japan will remain a significant focus for growing patient share of ELOCTATE and ALPROLIX in the near term. We have conducted research and development activities for hemophilia treatments in Japan since 2010. Through our dedicated Japanese sales force and marketing team, we have sold ELOCTATE and ALPROLIX in Japan since receipt of marketing approval in December 2014 and June 2014, respectively. For the year ended December 31, 2016, we generated revenue of approximately $133.4 million outside of the United States, from our sales of ELOCTATE and ALPROLIX in Japan and Canada.

Intellectual Property

        We rely on patents and other proprietary rights to develop, maintain and strengthen our competitive position. We own a number of patents and trademarks throughout the world and have entered into license arrangements relating to various third party patents and technologies.

Patents

        Patents are important to obtaining and protecting exclusivity in our products and product candidates. We regularly seek patent protection in the U.S. and in selected countries outside of the U.S. for inventions originating from our research and development efforts. In addition, we license rights from others to various patents and patent applications.

        U.S. patents, as well as most non-U.S. patents, are generally effective for 20 years from the date the earliest application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the 20 year date. In some cases, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic, and in the case of the United States, also because of U.S. Patent and Trademark Office (USPTO) delays in prosecuting the application. Specifically, in the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers a U.S. Food and Drug Administration (FDA) approved drug may be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process, but only one patent per approved drug product may be so extended. The duration and extension of the term of foreign patents varies, in accordance with local law.

        Our patent portfolio includes issued patents and pending applications relating to our marketed products and our product pipeline. We hold patents for ELOCTATE and ALPROLIX that cover the composition of matter and methods of treatment of those therapies. Patents of primary importance to ELOCTATE and ALPROLIX have issued in the United States, Europe and Japan, and based on the applicable patent statutes and in the ordinary course, generally expire between 2024 and 2032. We also continue to pursue additional patents and patent term extensions in the United States and other territories covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of these patents.

        The existence of patents does not guarantee our right to practice the patented technology or commercialize the patented product. Patents relating to biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Our patents may be invalidated earlier based on a competitor's challenge in an applicable patent office or court proceeding.

Regulatory Exclusivity

        In addition to patent protection, certain of our products are entitled to regulatory exclusivity which may consist of regulatory data protection and market protection. The expected expiration of this regulatory exclusivity in the United States and the European Union is set forth below:

Product	Territory	Expected Expiration
ELOCTATE	United States	2026
ELOCTA(1)	European Union	2025
ALPROLIX	United States	2026
ALPROLIX(1)	European Union	2026	(2)

(1)
Sobi has assumed responsibility for commercializing ELOCTA and ALPROLIX in Sobi's commercialization territory pursuant to our development and commercialization agreement with Sobi.

(2)
This date has the potential to be extended by two years subject to EMA review and certification of activities conducted under our pediatric investigational plan.

        Regulatory data protection provides to the holder of a drug or biologic marketing authorization, for a set period of time, the exclusive use of the proprietary preclinical and clinical data that it created at significant cost and submitted to the applicable regulatory authority to obtain approval of its product. After the applicable set period of time, third parties are then permitted to rely upon our data to file for approval of their abbreviated applications for, and to market (subject to any applicable market protection), their generic drugs and biosimilars referencing our data. Market protection provides to the holder of a drug or biologic marketing authorization the exclusive right to commercialize its product for a set period of time, thereby preventing the commercialization of another product containing the same active ingredient(s) during that period. Although the World Trade Organization's agreement on trade-related aspects of intellectual property rights requires signatory countries to provide regulatory exclusivity to innovative pharmaceutical products, implementation and enforcement varies widely from country to country. In the United States, biologics, such as ELOCTATE and ALPROLIX, are entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act (PPACA). PPACA provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. Under this framework, FDA cannot make a product approval effective for any biosimilar application until at least 12 years after the reference product's date of first licensure. The PPACA also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. The PPACA does not, however, change the duration of patents granted on biologic products.

        Japan also provides for market exclusivity through a re-examination system, which prevents the entry of generics and biosimilars until the end of the re-examination period (REP), which can be up to eight years from marketing approval. ELOCTATE and ALPROLIX are expected to have REPs ending in 2022.

Other Proprietary Rights

        We also rely upon other forms of unpatented confidential information to remain competitive. We protect such information principally through confidentiality and non-use agreements with our employees, consultants, outside scientific collaborators and scientists whose research we sponsor and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment shall be our exclusive property.

        Our trademarks are important to us and are generally covered by trademark applications or registrations in the USPTO and the patent or trademark offices of other countries. Trademark protection varies in accordance with local law, and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.

        Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our patents, regulatory exclusivities or other proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by others to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patents, regulatory exclusivities and other proprietary rights covering our products by manufacturers of generic drugs and biosimilars. A discussion of certain risks and uncertainties that may affect our patent position, regulatory exclusivities and other proprietary rights is set forth in Item 1A. Risk Factors.

Manufacturing and Facilities

        ELOCTATE and ALPROLIX are currently manufactured at Biogen-owned facilities located in North Carolina. The manufacturing process for bulk drug substance includes protein production, purification and viral clearance. Manufacture and supply of drug product, which includes fill finish, labeling and packaging, are provided primarily through third party contract manufacturing organizations.

        In connection with our separation from Biogen, we entered into a manufacturing and supply agreement with Biogen for hemophilia products, pursuant to which Biogen will manufacture and supply, exclusively for us, drug substance, drug product and finished goods with respect to ELOCTATE and ALPROLIX, as well as for certain of our pipeline product candidates. Fill finish, label and packaging, distribution and logistics services for ELOCTATE and ALPROLIX drug product are initially being provided by Biogen directly or through third party contract manufacturing organizations. We anticipate increasing our level of direct contractual responsibility with third party contract manufacturing organizations, logistics providers and distributors as we scale up our internal supply management capabilities. For additional information regarding manufacturing services, see the discussion of the manufacturing and supply and transition services arrangements entered into between Biogen and Bioverativ in Item 13. Certain Relationships and Related Person Transactions—Agreements with Biogen.

        Our properties include facilities which, in our opinion, are suitable and adequate for development and distribution of our products. For additional information regarding our properties, see Item 2. Properties.

Raw Materials

        We rely on Biogen for all supplies and raw materials used in the production of ELOCTATE and ALPROLIX drug substance. A discussion of certain risks and uncertainties that may affect the availability of sufficient quantities of ELOCTATE and ALPROLIX is set forth in Item 1A. Risk Factors.

Sales, Marketing and Distribution

        We have our own direct sales force. Our products are distributed to and through specialty pharmacies, hemophilia treatment centers, public and private hospitals and independent distributors. In the United States, our two largest customers are CVS Health Corporation and Accredo Health Incorporated each accounted for greater than 10% of our total revenues for the year ended December 31, 2016. Our sales, particularly to specialty pharmacies and hemophilia treatment centers, are subject to discounted pricing. See "—Regulatory Matters—Pricing and Reimbursement" below. We review our sales channels from time to time, and will make changes in our sales and distribution model as we believe necessary to best implement our business plan and strategies.

        We are relying on Biogen for a period of time to supply and distribute our products to customers while we obtain appropriate regulatory authorizations in certain countries, including the United States and Canada. In the United States, we are in the process of securing a Department of Health and Human Services United States License Number, certain state authorizations and other regulatory and government authorizations. In Canada, we are in the process of applying for additional licenses, including a Drug Establishment License from Health Canada. We anticipate these interim arrangements to be in place through no later than the fourth quarter of 2017.

        In the United States and Canada, third parties warehouse and ship our products through their distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales and customer service representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

        Our Japanese sales and product distributions are made on a direct basis. We use and expect to continue to use a variety of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize our products outside of the United States. Under our development and commercialization arrangement with Sobi, for example, Sobi has assumed responsibility for commercializing ELOCTATE and ALPROLIX in its territory. See "—Our Development and Commercialization Arrangements with Sobi" above.

Competition

        We face substantial competition from biotechnology, biopharmaceutical and other companies of all sizes, in the United States and other countries, as such competitors continue to expand their manufacturing capacity and sales and marketing channels. Many of our competitors are working to develop products similar to those we are developing or those that we already market. Competition is primarily focused on cost-effectiveness, price, service, product effectiveness and quality, patient convenience and technological innovation, such as longer-acting, extended half-life therapies for hemophilia. The introduction of new products by competitors and changes in medical practices and procedures can impact our products.

        The principal sources of competition for Bioverativ's products globally are as follows:

  •
  ELOCTATE: ELOCTATE competes with recombinant Factor VIII products including:

  •
  ADVATE® (Antihemophilic Factor (Recombinant))—Shire

  •
  ADYNOVATE (Antihemophilic Factor (Recombinant), PEGylated)—Shire

  •
  AFSTYLA ® [Antihemophilic Factor (Recombinant) Single Chain]—CSL Behring

  •
  HELIXATE® FS (Antihemophilic Factor (Recombinant))—CSL Behring

  •
  KOGENATE® FS (Antihemophilic Factor (Recombinant))—Bayer

  •
  KOVALTRY® Antihemophilic Factor (Recombinant)—Bayer

  •
  NovoEight® (Antihemophilic Factor (Recombinant))—Novo Nordisk

  •
  Nuwiq® Recombinant Factor VIII—Octapharma.

  •
  RECOMBINATE (Antihemophilic Factor (Recombinant))—Shire

  •
  XYNTHA®/ReFacto AF® (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free)—Pfizer and Sobi

  •
  ALPROLIX: competes with recombinant Factor IX products including:

  •
  BENEFIX® (Coagulation Factor IX (Recombinant))—Pfizer

  •
  IDELVION® (Coagulation Factor IX (Recombinant), Albumin Fusion Protein)—CSL Behring

  •
  IXINITY® (Coagulation Factor IX (Recombinant))—Aptevo (a spin-off from Emergent Biosolutions completed in August 2016)

  •
  RIXUBIS® (Coagulation Factor IX (Recombinant))—Shire

        Our products also compete with a number of plasma derived Factor VIII and IX products. We are also aware of other longer-acting products and new technologies, such as gene therapies and bi-specific antibodies that are in development and, if successfully developed and approved, would compete with our hemophilia products. New therapies and technologies have the potential to transform the standard of care for hemophilia patients, and our products may be unable to compete successfully with such new therapies and technologies that may be developed and marketed by other companies.

        There are additional competitive products or alternative therapy regimens available on a more limited geographic basis throughout the world.

        For additional information regarding competition, see the discussion of such matters in Item 1A. Risk Factors, including the following: "Risk Factors—Risks Related to Our Business—If our hemophilia products fail to compete effectively, our business and market position would suffer."

Regulatory Matters

        Our operations and products are subject to extensive regulation by numerous government agencies, both within and outside of the United States. The FDA, the EMA, the Ministry of Health, Labour and Welfare in Japan (the MHLW) and other government agencies both inside and outside of the United States, regulate the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products. We must obtain specific approval from the FDA and non-U.S. regulatory authorities before we can market and sell most of our products in a particular country. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

Clinical Trial and Approval Process

        The FDA, the EMA and other regulatory agencies promulgate regulations and standards for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected commonly referred to as current good clinical practices (cGCPs). Regulatory agencies enforce cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites, contract research organizations (CROs), and institutional review boards. If studies fail to comply with applicable cGCPs, the clinical data generated may be deemed unreliable and relevant regulatory agencies may conduct additional audits or require additional clinical trials before approving a marketing application. Noncompliance can also result in civil or criminal sanctions. We rely on third parties, including CROs, to carry out many of our clinical trial-related activities. Failure of such third parties to comply with cGCPs can likewise result in rejection of our clinical trial data or other sanctions.

        Before new biologic products may be sold in the United States, preclinical studies and clinical trials of the products must be conducted and the results submitted to the FDA for approval. With limited exceptions, the FDA requires companies to register both pre-approval and post-approval clinical trials and disclose clinical trial results in public databases. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties. To support marketing approval, clinical trial programs must establish a candidate product's efficacy, determine an appropriate dose and dosing regimen and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies, usually conducted in three phases, in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application (BLA). In response to a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval.

        Product development and receipt of regulatory approval takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in preclinical or clinical tests and the risks and benefits of the product as demonstrated in clinical trials.

Many research and development programs do not result in the commercialization of a product. The FDA has substantial discretion in the product approval process, and it is impossible to predict with any certainty whether and when the FDA will grant marketing approval, or whether an approval, if granted, will be subject to limitations based on the FDA's interpretation of the relevant pre-clinical or clinical data. The agency also may require the sponsor of a BLA to conduct additional clinical studies or to provide other scientific or technical information about the product, and these additional requirements may lead to unanticipated delay or expense.

        Most non-U.S. jurisdictions have product approval and post-approval regulatory processes that are similar in principle to those in the United States. In Europe, for example, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure in Europe, a company submits a single application to the EMA that is similar to the BLA in the United States. A marketing application approved by the EC is valid in all member states. In addition to the centralized procedure, Europe also has various other methods for submitting applications and receiving approvals. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection and evaluation of adverse events post-approval, including national authorities, the EMA, the EC and the marketing authorization holder. In some regions, it is possible to receive an "accelerated" review whereby the national regulatory authority will commit to truncated review timelines for products that meet specific medical needs.

        Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to biologics intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity. This means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries to encourage the research, development and marketing of medicines to treat, prevent or diagnose rare diseases. In the European Union, medicinal products intended for diagnosis, prevention or treatment of life-threatening or very serious diseases affecting less than five in 10,000 people receive 10-year market exclusivity, protocol assistance, and access to the centralized procedure for marketing authorization. ELOCTATE and ALPROLIX have each received an orphan drug designation in the United States and have received orphan exclusivity through June 2021 and March 2021, respectively. ALPROLIX has also received an orphan drug designation in the European Union.

        Biologic products may be subject to increased competition from biosimilar formulations of reference biologic products in the future. The complex nature of biologic products has warranted the creation of biosimilar regulatory approval pathways with strict, science-based approval standards that take into account patient safety considerations. These biosimilar approval pathways are considered to be more abbreviated than for new biologics, although they are significantly different from the abbreviated approval pathways available for "generic drugs" (small-molecule drugs that are the same as, and bioequivalent to, an already-approved small molecule drug). The European Union has created a pathway for the approval of biosimilars, and has published guidance for approval of certain biosimilar products. More recently, in 2010, the PPACA authorized the FDA to approve biosimilars, but only a small number of biosimilars have been approved by the FDA to date and the U.S. approval pathway for biosimilars remains subject to ongoing guidance from the FDA. While mature pathways for regulatory approval of generic drugs and healthcare systems exist around the globe that support and promote the substitutability of generic drugs, the approval pathways for biosimilar products remain in various stages of development, as do private and public initiatives or actions supporting the substitutability of biosimilar products. Thus, the extent to which biosimilars will be viewed as readily substitutable, and in practice readily substituted, for the reference biologic product is largely yet to be determined.

Post-Approval Requirements

        The FDA may require a sponsor to conduct additional post-marketing studies as a condition of approval to provide data on safety and effectiveness. If a sponsor fails to conduct the required studies, the agency may withdraw its approval. In addition, if the FDA concludes that a product that has been shown to be effective can be safely used only if distribution or use is restricted, it can mandate post-marketing restrictions as necessary to assure safe use. These may include requiring the sponsor to establish rigorous systems, such as risk evaluation and mitigation strategies (REMS), to assure use of the product under safe conditions. The FDA can impose financial penalties for failing to comply with certain post-marketing commitments, including REMS. In addition, any changes to approved REMS must be reviewed and approved by the FDA prior to implementation.

        Changes to approved products, such as adding an indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, may be subject to rigorous review, including multiple regulatory submissions, and approvals are not certain. For example, to obtain a new indication, a company must demonstrate with additional clinical data that the product is safe and effective for the new use. FDA regulatory review may result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

        Even after a company obtains regulatory approval to market a product, the product and the company's manufacturing processes and quality systems are subject to continued review by the FDA and other regulatory authorities globally. We and our contract manufacturers also must adhere to current good manufacturing practices (cGMPs) and product-specific regulations enforced by regulatory agencies both before and after product approval. Regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing and testing of biologic products prior to approving a product, as well as periodically following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities or processes or that of our manufacturers do not comply with applicable regulations and conditions of product approval, we may face civil, criminal or administrative sanctions or remedies, including significant financial penalties and the suspension of our manufacturing operations.

        Manufacturers are also required to monitor information on side effects and adverse events reported during clinical studies and after marketing approval and report such information and events to regulatory agencies. Non-compliance with the FDA's safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Based on new safety information that emerges after approval, the FDA can mandate product labeling changes, impose a new REMS or the addition of elements to an existing REMS, require new post-marketing studies (including additional clinical trials) or suspend or withdraw approval of the product. These requirements may affect a company's ability to maintain marketing approval of its products or require a company to make significant expenditures to obtain or maintain such approvals.

Pricing and Reimbursement

        In both U.S. and non-U.S. markets, sales of our products depend, in part, on the availability and amount of reimbursement by third party payors, including governments, private health plans and other organizations. Substantial uncertainty exists regarding the coverage, pricing and reimbursement of our products. Governments may regulate coverage, reimbursement and pricing of our products to control healthcare cost or affect utilization of the products. The U.S. and non-U.S. governments have enacted and regularly consider additional reform measures that affect health care and drug coverage and costs. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Other payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities and private health insurers, seek price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, the imposition of restrictions on access or coverage of particular drugs or pricing determined based on perceived value.

Within the United States

  •
  Medicaid:  Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. For most brand name drugs, the amount of the basic rebate for each product is set by law as 17.1% for clotting factors and certain other products of the average manufacturer price (AMP) or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index—Urban). This adjustment can cause the total rebate amount to exceed the minimum 17.1% basic rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services (CMS). The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.

  •
  Medicare:  Medicare is a federal program that is administered by the federal government and covers individuals age 65 and over, as well as those with certain disabilities. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners; are provided in connection with certain durable medical equipment; or certain oral anti-cancer drugs and certain oral immunosuppressive drugs. Clotting factors for hemophilia are typically paid under Medicare Part B. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (ASP) of the drugs. Manufacturers, including us, are required to provide ASP information to the CMS on a quarterly basis. The manufacturer-submitted information is used to calculate Medicare payment rates. For drugs administered outside the hospital outpatient setting, the current payment rate for Medicare Part B drugs is ASP plus six percent (4.3% after sequestration). The payment rates for drugs in the hospital outpatient setting are subject to periodic adjustment. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the governing statute provides for civil monetary penalties.

    Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate pricing with manufacturers and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are required to provide to CMS a 50% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries reach the coverage gap in their drug benefits.

  •
  Federal Agency Discounted Pricing:  Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration (VA), Department of Defense, Coast Guard and the U.S. Public Health Service (PHS). Coverage under Medicaid, Medicare and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the VA, Department of Defense (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing equal to 76% of the non-federal average manufacturer price (non-FAMP). An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index—Urban). In addition, if we fail to provide information timely or are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties.

  •
  340B Discounted Pricing:  To maintain coverage of our products under the Medicaid Drug Rebate Program and Medicare Part B, we are required to extend significant discounts to certain covered entities that purchase products under Section 340B of the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics, hemophilia treatment centers and other entities that receive certain types of grants under the Public Health Service Act. For all of our products, we must agree to charge a price that will not exceed the amount determined under statute (the "ceiling price") when we sell outpatient drugs to these covered entities. In addition, we may, but are not required to, offer these covered entities a price lower than the 340B ceiling price. The 340B discount formula is based on AMP and is generally similar to the level of rebates calculated under the Medicaid Drug Rebate Program.

Outside of the United States

        Within the European Union, products sold by Sobi are paid for by a variety of payors, with governments being the primary source of payment. Governments may determine or influence reimbursement of products. Governments may also set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, "value-based pricing" and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). Budgetary pressures in many countries in the European Union are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates and expanded generic substitution and patient cost-sharing.

Japanese Regulatory Matters

        In Japan, the MHLW is responsible for regulating biological and pharmaceutical products under the Pharmaceuticals and Medical Devices Law, which provides a regulatory framework similar to that of the United States. Specifically, with regard to the clinical trial and approval process, before a new biological product may be sold in Japan, clinical trials must be conducted for the product of which the MHLW and the Pharmaceuticals and Medical Devices Agency (PMDA), a governmental organization authorized by the MHLW, must be notified. For the product to be approved, the results of such clinical trials must then be submitted to the PMDA. Approved products are subject to regulatory requirements similar to those of the United States, including (i) the possibility of the MHLW requiring post-marketing studies to gather data on a product's safety and efficacy as a condition for approval, (ii) re-examination of the approved product within a specific time period following approval

(e.g., 8 years for a new product) to verify its safety and efficacy and (iii) the reporting of any adverse event to the PMDA. With regard to pricing and reimbursement, Japan has a single health insurance system (National Health Insurance), under which drugs are provided to patients at a price designated by the MHLW in its discretion after negotiations between the applicable biopharmaceutical company and the MHLW under the National Health Insurance Act.

Other Laws

        We and our products are also subject to various other regulatory regimes both inside and outside of the United States. Various laws, regulations and recommendations relating to data privacy and protection, safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. In the United States alone, we are subject to the oversight of the FDA, the Office of the Inspector General within the Department of Health and Human Services, the CMS, the Department of Justice, the Environmental Protection Agency, the Department of Defense and Customs and Border Protection, in addition to others. In jurisdictions outside of the United States, our activities are subject to regulation by government agencies including the EMA in Europe, and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally. In addition, certain agreements entered into by us involving exclusive license rights may be subject to national or international antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Patient Engagement, Patient Access and Humanitarian Aid

        We interact with patients, advocacy organizations and healthcare societies in order to gain insights into unmet needs in the hemophilia treatment community. The insights gained from these engagements help develop services, programs and applications that are designed to help patients lead better lives.

        We are dedicated to helping patients obtain access to our therapies. For example, we provide charitable contributions that may assist eligible patients to receive our products. We plan to continue our commitment, together with Sobi, to donate up to one billion international units (IUs) of clotting factor therapy for humanitarian use, of which up to 500 million IUs will be donated to the WFH over a period of five years. We will be responsible for half of the committed donation. In 2015, the first shipments of hemophilia therapy were made to the WFH.

Employees

        We employ approximately 350 persons as of February 28, 2017. We believe that we have good relations with our employees.

Environmental Matters

        Our environmental policies require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Available Information

        Bioverativ's principal executive offices are 225 Second Avenue, Waltham, MA 02451, and our telephone number is 781-663-4400. Our website address is www.bioverativ.com. We make available free of charge through the Investors section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this report.

Item 1A    Risk Factors

        You should carefully consider the following risks and other information in this report in evaluating Bioverativ and Bioverativ's common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition and could adversely impact, or result in volatility to, our stock price following the distribution. The risk factors generally have been separated into three groups: risks related to our business, risks related to the separation from Biogen and risks related to our common stock.

Risks Related to Our Business

We are dependent on revenues from our products, ELOCTATE and ALPROLIX. If we or Sobi are unable to successfully commercialize ELOCTATE or ALPROLIX, our results of operations would be materially harmed.

        Net sales of ELOCTATE and ALPROLIX represent substantially all of our revenues, and this concentration makes us dependent on these two products. Further, we currently have limited resources for commercializing ELOCTATE and ALPROLIX outside of the United States, Japan and Canada, and are dependent on the efforts of Sobi in its commercialization territory. If we were to experience difficulty with the commercialization of ELOCTATE or ALPROLIX, or if Sobi were to experience difficulty with the commercialization of ELOCTATE or ALPROLIX in its commercialization territory, we could experience a significant reduction in revenue and may not be profitable.

        We expect that continued commercialization of ELOCTATE and ALPROLIX will depend on many factors, including the following:

  •
  the effectiveness of our commercial strategy in and outside of the United States for the marketing of ELOCTATE and ALPROLIX;

  •
  our ability to maintain our development and commercialization arrangements with Sobi (see Item 1. Business—Our Development and Commercialization Arrangements with Sobi);

  •
  the success of our strategies for maintaining and enhancing a positive reputation among hemophilia patients and those in the hemophilia treatment community as to the efficacy and safety of ELOCTATE and ALPROLIX; and

  •
  other factors described below in this "Risk Factors" section.

        Many of these factors are beyond our control, and success in any one of these factors will not guarantee success in any of the others. Accordingly, we cannot assure you that we will be able to continue to generate revenue through the sale of ELOCTATE or ALPROLIX.

If our hemophilia products fail to compete effectively, our business and market position would suffer.

        Due to our dependence on sales of our hemophilia products, our business may be harmed if our products are unable to successfully compete in the hemophilia treatment market. The hemophilia treatment market is highly competitive. We compete in the marketing and sale of our products, and in the development of, and acquisition of rights to, new products and technologies.

        We compete with biotechnology and biopharmaceutical companies that have greater financial, technological and other resources than we do. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours or may receive patent protection that dominates, blocks or adversely affects our product development or business.

        Our ability to successfully compete with other hemophilia treatments may be adversely affected if our therapies are not regarded by patients, healthcare providers or payors as offering significant benefits and value as compared to other current treatments. We are aware of a number of companies, including large biopharmaceutical companies, such as Bayer AG, Pfizer Inc., CSL Ltd., Roche Holding AG and Shire Plc., that currently market or are pursuing the development of products for the treatment of hemophilia. We are also aware of other extended half-life factor products as well as other new technologies, such as gene therapies and bi-specific antibodies, that are in development and, if successfully developed and approved, would compete with ELOCTATE or ALPROLIX. New therapies and technologies have the potential to transform the standard of care for hemophilia patients, and our products may be unable to compete successfully with such new therapies and technologies that may be developed and marketed by other companies.

        In addition, our relatively recent entrance into the hemophilia treatment market relative to certain of our competitors may impact our ability to develop relationships with the associated medical and scientific community that are necessary to properly inform these communities regarding the relative benefits that our products offer.

Issues with product quality or safety, including the perception of such issues, could negatively affect our business, subject us to regulatory or other actions and cause a loss of confidence in us or our products.

        Our success depends upon the quality and safety of our products. Even after a product is approved for marketing, new safety data may emerge from adverse event reports or post-marketing studies. Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved or off-label uses of our products. Additionally, FDA, at their discretion, may review and raise new or additional questions related to approved product information. This could result in changes to the approved product prescribing information or to the product approval itself. A quality or safety issue, including the perception of such issues, may result in investigations by regulatory authorities, product liability, adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, requirements for additional labeling or safety monitoring, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address any of these issues in an effective and timely manner may cause negative publicity, loss of physician and patient confidence in the company or its current or future products and may negatively impact physicians' decisions to prescribe our products. These issues could also result in liabilities, loss of revenue, material write-offs of inventory, withdrawal or voluntary recall of our products from the marketplace, delays or limitations in regulatory approvals, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges, difficulty in successfully launching new products and other adverse impacts on our results of operations.

Our reliance on third parties for our manufacturing and distribution processes increases the risk that we will not have available sufficient quantities of ELOCTATE and ALPROLIX, or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our commercialization efforts and materially harm our business, results of operations and financial condition.

        We rely, and expect to continue to rely, on third parties for the commercial manufacture and distribution of ELOCTATE and ALPROLIX. For example, in connection with the separation and the distribution, we entered into a manufacturing and supply agreement with Biogen as our sole supplier of

ELOCTATE and ALPROLIX for a specified period of time. Biogen is currently the sole manufacturer of ELOCTATE and ALPROLIX. Biogen also relies on third parties with respect to certain aspects of its manufacturing process, including certain sole sources of raw materials. We also rely, and expect to continue to rely, on third parties to distribute our products, including global, regional, and specialty distribution and logistics providers and, for a transition period, Biogen.

        Biogen and other third party providers are independent entities subject to their own unique operational and financial risks that are outside of our control. Any of these third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations. Biogen, for instance, may be unable or unwilling to increase production capacity commensurate with demand for our products. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of these services.

        In the event we change manufacturing partners or the third parties providing packaging, labeling and/or storage of our products, we may need to obtain approval from applicable regulatory authorities. Manufacturers are generally required to maintain compliance with current cGMPs and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task as these regulatory requirements are complex, time-consuming and expensive. Moreover, as our products are biologics, they require processing steps that are more difficult than those required for most chemical pharmaceuticals. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could result in administrative sanctions by the FDA or other U.S. or non-U.S. regulatory agencies. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions.

        We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of alternative manufacturers or providers on a timely basis. Any adverse developments affecting our supply chain may result in development delays, shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. In addition, loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect our ability to manufacture sufficient quantities of our products or to deliver products to meet customer demand or contractual requirements, any of which may result in a loss of revenue and other adverse business consequences. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing or development costs, cause us to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish our profitability or damage our reputation. Moreover, any failure of Biogen to supply ELOCTATE and ALPROLIX could cause us to breach our supply agreements to Sobi for these products, which may subject us to liability under those agreements and impair our relationship with Sobi.

Our inability to maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business and results of operations.

        Sales of ELOCTATE and ALPROLIX are dependent, in large part, on the availability and extent of coverage, pricing and reimbursement from government health administration authorities, private health insurers and other organizations. When a new biopharmaceutical product is approved, the availability of government and private insurance coverage for that product may be uncertain, as may be the pricing of the product and extent to which the product will be reimbursed. Failure to maintain adequate coverage, pricing or reimbursement for our products could have an adverse effect on our business and results of operations.

        Pricing and reimbursement for our products may be adversely affected by a number of factors, including:

  •
  changes in federal, state or foreign government regulations or private third party payors' reimbursement policies;

  •
  pressure by employers on private health insurance plans to reduce costs;

  •
  consolidation and increasing assertiveness of payors, including managed care organizations, health insurers, pharmacy benefit managers, government health administration authorities, private health insurers and other organizations seeking price discounts or rebates in connection with the placement of our products on their formularies and, in some cases, imposing restrictions on access to, coverage of or pricing for particular drugs based on perceived value; and

  •
  the influence of third party organizations advocating for discounted pricing with respect to our products.

        Our ability to set the price for our products can vary significantly from country to country and, as a result, so can the price of our products. Pricing and acceptance of ELOCTATE and ALPROLIX in certain countries are also subject to risks due to the tendering process required in those countries, as well as the comparison of dose pricing of our products against conventional treatments. If we are unable to demonstrate to healthcare providers and payors the value of prophylaxis treatment and reduced consumption of our products compared to conventional treatments, our products may not be accepted or we may not secure adequate prices in a particular country. Our inability to secure adequate prices in a particular country may limit the marketing of our products within that country, and may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross-border trade or influence our decision to sell or not to sell a product in a particular country, thus adversely affecting our geographic expansion plans and revenues.

        Pricing for therapies and other health care costs are under significant scrutiny in the markets in which our products are prescribed and continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate. As a result, our business and reputation may be harmed.

If we are unable to obtain and maintain adequate protection for our intellectual property and other proprietary rights, or if we are unable to avoid violation of the intellectual property or proprietary rights of others, we may be subject to liability, the operation of our business may be interrupted or our business or prospects may be otherwise harmed.

        Our commercial success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the development, manufacture and commercialization of our products and product candidates. The degree of patent protection that will be afforded to our products and processes in the United States and in other important non-U.S. markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in those countries. We can provide no assurance that we will successfully obtain or preserve patent protection for the technologies incorporated into our products and processes, or that the scope of patent protection obtained will be sufficient to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

        We exclusively license, under an agreement with Amunix, the XTEN technology that is used in connection with certain of our pipeline product candidates. If that agreement were to be terminated or if we otherwise lost our rights to such technology, our ability to develop, manufacture and commercialize such product candidates could be adversely affected, and could materially harm our business prospects.

        We also rely on regulatory exclusivity for protection of our products. Implementation and enforcement of regulatory exclusivity varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our products in each of these markets due to challenges, changes of interpretations in the law or otherwise, could affect the revenue for our products, our decision on whether to market our products in a particular country or countries or could otherwise have an adverse impact on our results of operations.

        Additionally, we rely in part on confidentiality and non-use agreements with our employees, consultants, collaborators and other business partners to protect our proprietary technology and processes. If any of these individuals or entities breaches their confidentiality, non-use or similar agreements with us, we may not have adequate remedies for that breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors and even patented by them. If that happens, the potential competitive advantages provided by our intellectual property may be adversely affected. We may then need to license such competing technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause material harm to our business. Moreover, to the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

        Our success also depends in part on our, and on the people with whom we collaborate and do business, not infringing patents and proprietary rights of others, and not breaching any licenses or other agreements that we or they have entered into with regard to our technologies, products and business. We cannot be certain that patents have not or will not be issued to others that would block our ability to obtain patents or to operate our business as we would like or at all. There may be patents in some countries that, if valid and if we are unsuccessful in circumventing or acquiring rights to them, could block our ability to commercialize products in those countries. There also may be claims in patent applications filed in some countries that, if granted and valid, and if we are unable to circumvent or license them, could also block our ability to commercialize products or processes in those countries.

        Litigation, interferences, oppositions, inter partes reviews or other proceedings are, and may in the future be, necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Patent-related claims could include challenges to the scope and validity of our patents on products or processes as well as allegations that our products infringe patents held by competitors or others. We may also face challenges to regulatory or patent protections covering our products by manufacturers of biosimilars that may choose to launch or attempt to launch their products before the expiration of our regulatory or patent exclusivity.

        Biogen received communications from a third party, Pfizer, regarding a proposal that Biogen take a license to Pfizer's U.S. Patent No. 8,603,777 (Expression of Factor VII and IX Activities in Mammalian Cells) and pay royalties on past and future sales of ALPROLIX. There is no pending litigation with Pfizer and an estimate of a possible loss or range of loss cannot be made at this time. We do not believe this patent would adversely affect our ability to sell ALPROLIX; however, we cannot assure you that we would ultimately prevail if this or any other intellectual property infringement claim is asserted against us, and we may receive in the future other communications from third parties claiming infringement of third party intellectual property rights.

        The disposition of claims or proceedings is unpredictable and, regardless of the merits or the outcome, may be protracted, expensive and distracting to management. Moreover, the disposition and outcome of any such claims or proceedings could adversely affect the validity and scope of our patent or other proprietary rights; hinder our ability to manufacture, market and sell our products; lead to attempts on the part of other parties to pursue similar claims; force us to redesign those products or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which the redesign of could be technically infeasible; require us to seek a license for the impacted product or technology and pay royalties; or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our financial statements, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights. In addition, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services. Furthermore, many of our collaboration agreements, including with Sobi, require us to indemnify the collaboration parties for third party intellectual property infringement claims, which would increase the cost to us of any such claim. Any of these adverse effects may be material and, consequently, may adversely impact our cash flow, financial position and results of operations.

Our sales and operations are subject to the risks of doing business in Japan and other international markets, which could adversely impact our business, results of operations and financial condition.

        We are increasing our presence in Japan, Canada and other non-U.S. markets, including in emerging markets, which subjects us to many risks that could adversely affect our business and revenues, such as:

  •
  the inability to obtain necessary regulatory or pricing approvals of products in a timely manner;

  •
  differing local product preferences and product requirements;

  •
  changes in medical reimbursement policies and programs;

  •
  fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies;

  •
  difficulties in staffing and managing non-U.S. operations;

  •
  uncertainties regarding the collectability of accounts receivable;

  •
  differing and increased labor regulations, including non-U.S. work councils;

  •
  the imposition of governmental controls;

  •
  less favorable intellectual property or other applicable laws;

  •
  increasingly complex standards for complying with non-U.S. laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

  •
  government involvement in funding health care in major overseas markets;

  •
  the far-reaching anti-bribery and anti-corruption legislation in the United Kingdom and elsewhere, including the U.K. Bribery Act 2010, and the escalation of investigations and prosecutions pursuant to such laws;

  •
  compliance with complex import and export control laws;

  •
  restrictions on direct investments by non-U.S. entities and trade restrictions;

  •
  greater political or economic instability; and

  •
  changes in tax laws and tariffs.

        We cannot guarantee that our efforts to initiate or expand sales in these markets will succeed. Some non-U.S. markets may be especially vulnerable to periods of financial instability or may have very limited resources to spend on health care. To successfully implement our strategy in non-U.S. markets, we must attract and retain qualified personnel or may be required to increase our reliance on third party distributors within those markets. In addition, many of the countries in emerging markets have currencies that fluctuate substantially. If such currencies devalue and we cannot offset the devaluations, our financial performance within those countries could be adversely affected. In addition, price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization and other governmental actions could affect our business and results of operations in these markets.

        In addition, our non-U.S. operations are subject to regulation under U.S. law. For example, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the FCPA. Failure to comply with U.S. or non-U.S. laws could result in various adverse consequences, including: possible delay in approval or refusal to approve a product; recalls, seizures or withdrawal of an approved product from the market; disruption in the supply or availability of our products or suspension of export or import privileges; the imposition of civil or criminal sanctions; the prosecution of executives overseeing our international operations; and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.

Development of our product candidates is expensive and uncertain. If we are unable to successfully develop and test our product candidates, our business, financial condition, results of operations and prospects will be harmed.

        A part of our long-term strategy is the continued development of marketed products and our product pipeline programs. The research and development of biological products is subject to numerous risks and uncertainties and requires significant capital expenditures and management resources. Only a small percentage of product candidates that enter the development process ever receive regulatory approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approval is expensive and uncertain and takes many years. The FDA and non-U.S. regulatory agencies generally require pre-clinical (animal) testing as well as multiple stages of clinical (human) testing before a product gains regulatory approval, and failure may occur at any stage of testing. It is possible that positive results in a trial may not be replicated in subsequent or confirmatory trials, and success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Furthermore, our ability to commence and complete clinical trials may be delayed, and our existing trials may be stopped, due to various factors, including: variability in the number and types of patients available for each study; difficulty in maintaining contact with patients after treatment, resulting in incomplete data, unforeseen safety issues or side effects; varying interpretations of clinical trial data; poor or unanticipated effectiveness of candidates during clinical trials; and government or regulatory delays.

        These risks are enhanced by our reliance on third parties for aspects of the research and development process. We rely, and expect to continue to rely, on third parties to store and distribute drug supplies for our clinical trials as well as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct and manage our preclinical and clinical trials and to accurately report their results. Reduced control over these activities may impact our ability to control the timing, conduct, expense, reliability and quality of our clinical trials, but does not relieve us of our regulatory responsibility for trials that we sponsor. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial as well as regulatory standards such as current cGCPs. Failure to fully comply with the study protocol or applicable regulations or regulatory standards could result in the clinical data generated in those studies being deemed unreliable. This failure may also result in the rejection of our product candidates by the FDA or a non-U.S. regulatory agency, or may result in our having to conduct additional audits or require additional clinical studies, which would delay our development programs, require us to incur additional costs and could substantially harm our business and financial condition. If the third parties we rely on for research and development activities do not successfully carry out their contractual duties, do not meet expected deadlines, experience work stoppages, terminate their agreements with us, need to be replaced or do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible. As a result, our clinical trials may be extended, delayed, terminated or may need to be repeated.

        Even if we are able to successfully develop new products or indications, sales of new products or products with additional indications may not meet expectations. Our products may not achieve an adequate level of acceptance in the medical community until longer-term clinical data or other factors demonstrate their safety and efficacy as compared to other alternative treatments. We may also make a strategic decision to discontinue development of a product or indication if, for example, we believe commercialization will be difficult relative to the standard of care or other opportunities in our pipeline.

        The occurrence of any of these events could result in significant costs and expenses and lost market opportunities.

If our business development activities are unsuccessful, our business could suffer and our financial performance could be adversely affected.

        We intend to engage in business development activities, including evaluating potential acquisitions, strategic alliances, collaborations, technology licensing arrangements and other opportunities. These activities may require a substantial investment of our resources, with no certainty of success. Our success developing products or expanding our product portfolio from such business development activities will depend on a number of factors, including:

  •
  our ability to find suitable opportunities for acquisition, investment or alliance;

  •
  whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us;

  •
  the strength of the technology and products being licensed or acquired;

  •
  any intellectual property and litigation related to these products or technology;

  •
  our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process research and development projects and to maintain adequate controls over the combined operations; and

  •
  our ability to access capital markets or incur indebtedness at terms that are satisfactory to us.

        If we are unsuccessful in our business development activities, we may be unable to grow or meet our financial targets and our business and financial performance could be adversely affected.

We depend on relationships with collaborators and other third parties for revenue, and for the development, regulatory approval, commercialization and marketing of certain products, which are outside our full control. If our collaborative efforts are unsuccessful, our commercialization strategies or product development may be delayed, which could have an adverse impact on our business, prospects and results of operations.

        We rely, and expect to continue to rely, on a number of significant collaborative and other third party relationships for revenue, and for the development, regulatory approval, commercialization and marketing of our products and product candidates. These third parties may include other biotechnology and biopharmaceutical companies, academic and research institutions, governments and government agencies and other public and private research organizations. For example, in addition to our collaboration with Sobi, we are pursuing programs with other third parties in hemophilia A and hemophilia B using XTEN technology, gene therapy, gene editing and non-factor bi-specific antibodies, as well as other rare blood disorders.

        Reliance on collaborative and other third party relationships subjects us to a number of risks, including:

  •
  we may be unable to control the resources our collaborator devotes to our programs or product candidates;

  •
  disputes may arise with respect to ownership of rights to technology developed with our collaborator, and the underlying contract with our collaborator may fail to provide us with significant protection or may fail to be effectively enforced if the collaborator fails to perform;

  •
  our collaborators' interests may not always be aligned with our interests and a collaborator may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenues;

  •
  the failure to effectively cooperate with our collaborators could adversely affect product sales or the clinical development or regulatory approvals of product candidates under joint control and could also result in termination of the research, development or commercialization of product candidates, litigation or arbitration; and

  •
  any failure on the part of our collaborator to comply with applicable laws and regulatory requirements in the marketing, sale and maintenance of the market authorization of our products or to fulfill any responsibilities our collaborator may have to protect and enforce any intellectual property rights underlying our products or product candidates could have an adverse effect on our revenues and involve us in legal proceedings.

        Given these risks, there is considerable uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.

If we or third parties with whom we do business fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and harm to our business.

        Our activities, and the activities of our collaborators, distributors and other third party providers, are subject to extensive government regulation and oversight both in the U.S. and in non-U.S. jurisdictions.

        To be approved for marketing, a potential product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and non-U.S. regulatory authorities. Satisfaction of these regulatory requirements typically takes many years. Moreover, regulatory oversight continues to apply after product marketing approval and covers, among other things, testing, manufacturing, distribution, quality control, labeling, advertising, promotion, risk mitigation and adverse event reporting requirements. Our facilities, or those of third parties on which we rely, must be licensed prior to production and remain subject to inspection from time to time thereafter. Separately, if previously unknown problems occur with regards to our marketed products, any of our products may have to be withdrawn from the market or subject to restrictions. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, changes in labeling, warnings to the public and negative publicity. We are relying on Biogen for a period following the effective time of the distribution to supply and distribute our products to customers while we obtain appropriate regulatory authorizations in certain jurisdictions, such as the United States and Canada. In the United States, we are in the process of securing a Department of Health and Human Services United States License Number, certain state authorizations and other regulatory and government authorizations. In Canada, we are in the process of applying for additional licenses, including a Drug Establishment License from Health Canada. We cannot guarantee that we will be able to obtain or maintain regulatory approval to market or engage in distribution or other activities regarding our products.

        Further, even if we are successful in gaining regulatory approval of any of our product candidates, the extent to which we are able to commercialize the product may be less than we anticipate. Regulatory authorities may grant marketing approval that is more restricted than anticipated. These restrictions may include limiting indications to narrow patient populations and imposing safety monitoring, educational requirements and REMS. In addition, if we seek to expand or change the use of any of our marketed products, those changes may be subject to vigorous review and include multiple regulatory submissions, and approvals are not certain.

        In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws governing our interactions in the U.S. and non-U.S. jurisdictions with physicians or other health care providers that prescribe or purchase our products. In the United States, these laws include the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, the Physician Payment Sunshine provisions, and other state and federal laws and regulations. In both the United States and other jurisdictions, health care companies such as ours are facing heightened scrutiny of their relationships with health care providers from anti-corruption enforcement officials and private individuals. Many biotechnology and biopharmaceutical companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of biotechnology and biopharmaceutical products, payments intended to influence the referral of health care business, submission of false claims for government reimbursement, antitrust violations or violations related to environmental matters. There also recently has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third party charities that provide such assistance. If we, or our vendors or donation recipients, fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines or penalties. Our risks under health care fraud and abuse laws may be heightened as we continue to expand our global operations and if we enter new therapeutic areas with different patient populations, which may have product distribution methods distinct from those we currently utilize.

        Violations of governmental regulation, such as a failed inspection or a failure in our adverse event reporting system, or any health care fraud and abuse law may be punishable by criminal, civil and administrative sanctions against us as well as against executives overseeing our business. These may include adverse inspection reports; refusal to grant approvals or licenses; warning letters; fines and civil monetary penalties; withdrawal of regulatory approval or licenses; interruption of production; operating restrictions; product recall or seizure; injunctions; criminal prosecution and exclusion from participation in government programs, including Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. We cannot ensure that our compliance controls, policies and procedures will, in every instance, protect us from acts committed by our employees, collaborators, partners or third party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Any of these actions could cause a loss of confidence in us and our products, which could adversely affect our sales. Even if it is later determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

Our business and results of operations may be adversely affected by current and potential future health care reforms.

        In the United States, federal and state legislatures, health agencies and third party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. For example, provisions of the PPACA have resulted in changes in the way health care is paid for by both governmental and private insurers in the United States, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. These changes have had and are expected to continue to have a significant impact on our business. In 2017, we face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate or replace some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended or replaced in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

        There is also significant economic pressure on U.S. state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of biotechnology and biopharmaceutical products from lower cost jurisdictions outside of the United States. and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

        In the European Union and some other non-U.S. markets, the government provides health care at low cost to consumers and regulates biotechnology and biopharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures to reduce health care costs to constrain their overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries. These measures have negatively impacted our revenues and may continue to adversely affect our revenues and results of operations in the future.

If we fail to attract and retain key personnel, our business may suffer.

        Our success depends in large part upon the leadership and performance of our management team and other key employees. Operating as an independent company will demand a significant amount of time and effort from our management and other employees and may give rise to increased employee turnover. If we lose the services of members of our management team or other key employees, we may not be able to successfully manage our business or achieve our business objectives.

        Our ability to attract, recruit and retain such talent will depend on a number of factors, including the hiring practices of our competitors, the performance of our commercial products and pipeline programs, our compensation and benefits, work location and work environment and economic conditions affecting our industry generally. If we cannot effectively hire and retain qualified employees, our business, results of operations and prospects could suffer.

A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.

        We are increasingly dependent upon technology systems and data, many of which are new or unfamiliar systems. Our intellectual property, computer systems, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to data or misappropriation or misuse thereof by those with permitted access and other events. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information and the intentional destruction of confidential information stored in the company's systems or in non-encrypted portable media or storage devices. Cyber attacks are increasing in their frequency, sophistication and intensity. While we continue to build and improve our systems and infrastructure and take appropriate security measures to reduce these risks to our intellectual property, data and information technology systems, there can be no assurance that our efforts will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a negative effect on our reputation, business, financial condition or results of operations. Further, the misappropriation or other loss of our intellectual property from any of the foregoing could have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury, which could harm our business.

        Our business and the business of several of our third party contractors involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Although we believe that our and their safety procedures for the handling and disposing of such materials comply with state, federal and non-U.S. laws and standards, there will always be the risk of accidental contamination or injury. If we were to become liable for an accident, or if a facility in which our products or product candidates were manufactured suffered an extended shutdown, we could incur significant costs, damages or penalties that could harm our business. Manufacturing, distribution and disposal of our products and product candidates also requires compliance with environmental laws and may require permits from government agencies, including governmental authorizations or permits for water supply, wastewater discharge and waste disposal. If we or our contract parties do not obtain or comply with appropriate permits and other requirements of environmental laws, we or they could incur significant penalties and other costs and limits on manufacturing volumes that could harm our business.

Significant legal proceedings may adversely affect our results of operations or financial condition.

        We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other proceedings, including proceedings arising from investor dissatisfaction with us or our performance. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation and adversely impact our ability to grow our business.

Risks Related to the Separation

We may not achieve some or all of the expected benefits of the separation, and the separation could harm our business, results of operations and financial condition.

        We may not be able to achieve some or all of the anticipated strategic, financial, operational, marketing or other benefits expected to result from the separation, or such benefits may be delayed or not occur at all. For example, we have undertaken and are undertaking strategic, structural and process realignment actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of or inability to recruit, key personnel needed to operate and grow our businesses following the separation, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships.

        By separating from Biogen, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current Biogen organizational structure. As part of Biogen, we were able to enjoy certain benefits from Biogen's operating diversity, purchasing power and opportunities to pursue integrated strategies with Biogen's other businesses. As an independent, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as part of Biogen, we were able to leverage Biogen's historical market reputation, performance and brand identity to recruit and retain key personnel to run our business. As an independent, publicly traded company, we do not have the same historical market reputation and performance or brand identity as Biogen. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, operating results, financial condition or prospects may suffer.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we will be reliant on Biogen for the provision of certain services for a period of time.

        We have historically operated as part of Biogen's corporate organization, and Biogen assisted us by providing various corporate and other business functions. Following the separation, Biogen has no obligation to provide us with assistance other than providing certain services pursuant to agreements described in, Item 13. Certain Relationships and Related Person Transactions. If Biogen is unable or unwilling to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, operating results and financial condition.

        The services to be provided by Biogen do not include every service or all of the information and technology systems that we have received from Biogen in the past, and Biogen is only obligated to provide these services for limited periods of time from the distribution date. Accordingly, following the separation, we will need to provide internally or obtain from unaffiliated third parties the systems and services we currently receive from Biogen.

        If we do not have in place our own systems and services, including technology systems and services, or if we do not have agreements with other providers of these services in a timely manner or on terms and conditions as favorable as those we receive from Biogen, we may not be able to operate our business effectively and our profitability may decline. Furthermore, if we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, operating results and financial condition may be materially and adversely affected.

We have only operated as an independent company since February 1, 2017, and we expect to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

        The historical information of Bioverativ included in this report refers to our business as operated by and integrated with Biogen and is derived from the consolidated financial statements and accounting records of Biogen. Accordingly, the historical financial information included in this report does not necessarily reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or what we will achieve in the future primarily as a result of the following factors, among others:

  •
  Prior to the separation, our business was operated by Biogen as part of its broader corporate organization, rather than as an independent company. Biogen, or one of its affiliates, performed various corporate functions for us, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share-based compensation. Following the separation, Biogen has continued to provide some of these functions to Bioverativ, as described in Item 13. Certain Relationships and Related Person Transactions. Our historical financial results reflect allocations of corporate expenses from Biogen for such functions, which are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company. Following the separation, our costs related to such functions previously provided by Biogen will likely increase.

  •
  Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with Biogen. Although we have entered into certain agreements with Biogen in connection with the separation, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Biogen and may result in us incurring higher costs than in the past.

  •
  Following the separation, we may lose certain synergies and benefits we enjoyed as a result of being a part of Biogen. As a part of Biogen, we benefited from, among other things, access to potential new customers from Biogen and capital to fund acquisitions and investments. In addition, being a part of Biogen enabled us to leverage Biogen's technological capabilities, data and commerce platforms.

  •
  Generally, prior to the separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Biogen. Following the separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or through strategic relationships or other arrangements, which may or may not be available and may be more costly.

  •
  After the separation, the cost of capital of our business may be higher than Biogen's cost of capital prior to the separation.

  •
  Our historical financial information does not reflect our obligations to purchase from Biogen certain operations and assets, and assume the corresponding liabilities, of Biogen's business after the separation date.

        Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Biogen. For additional information about the past financial performance of our business and the basis of preparation of the historical consolidated financial statements of our business, see Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and accompanying notes included elsewhere in this report.

The separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

        Uncertainty related to the separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to delay entering into business relationships with us or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, operating results, financial condition and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the distribution.

        Our financial results historically were included within the consolidated results of Biogen, and until the distribution occurred, we were not directly subject to reporting and other requirements of the Securities and Exchange Act of 1934 (Exchange Act) and Section 404 of the Sarbanes-Oxley Act of 2002. We currently qualify as an "emerging growth company" and for so long as we remain so qualified we will be exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation to the effectiveness of internal control over financial reporting. We are, however, immediately subject to Section 404(a) of the Sarbanes-Oxley Act of 2002. At such time as we no longer qualify as an emerging growth company, we will be broadly subject to reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act of 2002, which will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.

If the distribution, together with certain related transactions, does not qualify as a transaction that is tax-free for U.S. federal income tax purposes, Biogen and its stockholders could be subject to significant tax liabilities, and we could be required to indemnify Biogen for material taxes pursuant to indemnification obligations under the tax matters agreement.

        Completion of the separation from Biogen was conditioned on the receipt by Biogen of an opinion from Biogen's tax counsel or other third party advisor regarding the qualification of the distribution, together with certain related transactions, as a transaction that will qualify under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the Code). Except as otherwise noted, it is expected that the distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes to Biogen and the holders of Biogen common stock. The opinion was received and was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and Biogen, including those relating to the past and future conduct of us and Biogen. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Biogen breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

        Notwithstanding the opinion of counsel, the Internal Revenue Service (IRS) could determine on audit that the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations, statements or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion.

        If the distribution, together with certain related transactions, is ultimately determined to be taxable, Biogen and its stockholders that are subject to U.S. federal income tax could incur significant tax liabilities. For example, if the distribution fails to qualify for tax-free treatment, Biogen would, for U.S. federal income tax purposes, be treated as if it had sold our common stock in a taxable sale for its fair market value, and those Biogen stockholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of our common stock received in the distribution.

        Under the tax matters agreement we entered into with Biogen, we would potentially be required to indemnify Biogen against taxes incurred by Biogen that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code. If we are required to indemnify Biogen under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial condition.

We will be subject to numerous restrictions to preserve the tax-free treatment of the transactions in the United States, which may reduce our strategic and operating flexibility.

        Our ability to engage in significant equity transactions could be limited or restricted after the distribution in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by Biogen. Even if the distribution otherwise qualifies for tax-free treatment, the distribution may result in corporate-level taxable gain to Biogen under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or Biogen's stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or Biogen's stock within a two-year period after the distribution generally are presumed to be part of such a plan, although we or Biogen, as applicable, may be able to rebut that presumption. Accordingly, under the tax matters agreement that we entered into with Biogen, for the two-year period following the distribution, we will be prohibited, except in certain circumstances, from:

  •
  entering into any transactions resulting in the acquisition of 40% or more of our stock or substantially all of our assets, whether by merger or otherwise;

  •
  merging, consolidating or liquidating;

  •
  issuing equity securities beyond certain thresholds;

  •
  repurchasing our capital stock; or

  •
  ceasing to actively conduct our business.

        These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to otherwise be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we will be required to indemnify Biogen against any such tax liabilities as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition.

Our agreements with Biogen may not reflect terms that would have resulted from negotiations with unaffiliated third parties.

        The agreements we entered into with Biogen related to the separation, including, among others, the separation agreement, the tax matters agreement and the transition services agreement, were entered into in the context of the separation while we were still controlled by Biogen. Until the distribution occurred, Biogen effectively had the sole and absolute discretion to determine and change the terms of the separation, including the terms of any agreements between Biogen and us and the establishment of the record date and distribution date. As a result, the terms of such agreements may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

We will be subject to continuing contingent tax related liabilities of Biogen following the distribution.

        After the distribution, there are several significant areas where the liabilities of Biogen may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of Biogen's consolidated tax reporting group during any taxable period or portion of any taxable period is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. The tax matters agreement we entered into with Biogen allocates the responsibility for prior period taxes of Biogen's consolidated tax reporting group between us and Biogen. If Biogen were unable to pay any prior period taxes for which it is responsible, however, under applicable law we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

In connection with the separation, we assumed and agreed to indemnify Biogen for certain liabilities. If we are required to make payments pursuant to these indemnities to Biogen, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.

        Pursuant to the separation agreement and certain other agreements we entered into with Biogen, we assumed and agreed to indemnify Biogen for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities of the Biogen business. Biogen agreed to indemnify us for liabilities of the Biogen business, but such indemnity from Biogen may not be sufficient to protect us against the full amount of such liabilities, and Biogen may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Biogen any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, operating results, financial condition and cash flows.

Risks Related to Our Common Stock

The market price for our common stock may fluctuate widely.

        The market price of our shares of common stock may fluctuate widely, depending upon many factors, some of which are beyond our control, including the following:

  •
  our quarterly or annual earnings, or those of other comparable companies;

  •
  actual or anticipated fluctuations in our operating results;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  announcements by us or our competitors of significant investments, acquisitions or dispositions;

  •
  the failure of securities analysts to cover our shares of common stock after the distribution;

  •
  changes in earnings estimates by securities analysts or our ability to meet those estimates;

  •
  the operating and stock price performance of other comparable companies;

  •
  overall market fluctuations; and

  •
  general economic conditions.

        Stock markets in general often experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our shares of common stock. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to volatility. When the market price of a company's common stock drops significantly, stockholders often institute securities class action lawsuits against the company. This type of lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources.

Future sales or distributions of our common stock could cause the market price of shares of our common stock to decline.

        As a result of the separation, Biogen distributed approximately 108 million shares of our common stock to its stockholders, all of which are freely tradeable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the Securities Act), unless the shares are owned by one of our affiliates, as that term is defined in Rule 405 of the Securities Act. The sale of significant amounts of our shares or the perception in the market that this will occur may result in the lowering of the market price of our shares. We can offer no assurance that Biogen's stockholders will continue to hold the shares they received in the distribution.

Your percentage ownership in the company may be diluted in the future.

        In the future, your percentage ownership in the company may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we issue stock options or other share-based awards to employees under our employee benefits plans.

        In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over the company's common stock respecting dividends and distributions, as the board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

The public announcement of data from clinical studies or news of any developments related to our or our competitors' products or pipeline may cause significant volatility in our stock price.

        As we evolve into a standalone company, we will be focusing efforts and resources on further commercializing our existing products, as well as building a diversified pipeline of products into areas of unmet medical need. We expect that investors may place heightened scrutiny on some of our products in development when making investment decisions in the company compared to how such product developments relating to our business were previously viewed by investors when such programs part of the larger Biogen. The announcement of data from clinical studies by us or our collaborators or news of any developments related to our or our competitors' products or pipeline may cause significant volatility in our stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of our key pipeline product candidates, or any delay in anticipated timelines for filing for regulatory approval, could cause our stock price to decline significantly.

We do not expect to declare any dividends in the foreseeable future.

        We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on the value of their shares of our common stock.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

        Our amended and restated certificate of incorporation and amended and restated bylaws contain certain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. For example, our corporate governance documents include provisions:

  •
  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

  •
  limiting the liability of, and providing indemnification to, our directors and officers;

  •
  limiting the ability of our stockholders to call and bring business before special meetings;

  •
  eliminating the ability of our stockholders to act by written consent in lieu of a meeting;

  •
  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

  •
  limiting the determination of the number of directors on our board of directors and the filling of newly created seats on the board to our board of directors then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

        As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (DGCL), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

        In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify Biogen for any resulting taxes, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Our amended and restated certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

        Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the sole and exclusive forum for:

  •
  any derivative action or proceeding brought on behalf of us;

  •
  any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees of the company to us or our stockholders;

  •
  any action asserting a claim arising pursuant to any provision of the DGCL; or

  •
  any action asserting a claim governed by the internal affairs doctrine under Delaware state corporate law.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against the company and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, operating results or financial condition.

Item 1B    Unresolved Staff Comments

        None.

Item 2    Properties

        Below is a summary of our leased properties as of December 31, 2016.

  Massachusetts

        In Waltham, Massachusetts, we lease approximately 125,000 square feet of real estate space, consisting of a building that houses a research laboratory and general office space, pursuant to a ten year lease.

  International

        We sublease office space from Biogen in Canada and Japan. Our international lease agreements expire at various dates through the year 2022.

Item 3    Legal Proceedings

        For a discussion of legal matters as of December 31, 2016, please read Note 13, Litigation to our audited consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4    Mine Safety Disclosures

        Not applicable.

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

        Our common stock trades on the NASDAQ Global Select Market under the symbol "BIVV." A "when issued" trading market for our common stock began on the NASDAQ Global Select Market on January 12, 2017, and "regular way" trading of our common stock began on February 2, 2017.

        As of February 28, 2017, there were approximately 695 stockholders of record of our common stock.

Dividends

        We do not expect to pay a regular cash dividend. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our board of directors. Our board of directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if and when we commence paying dividends.

Item 6    Selected Financial Data

        The selected consolidated statement of income (loss) data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements for the hemophilia business of Biogen, which are included elsewhere in this report.

        The historical consolidated financial statements have been prepared on a carve-out basis for the purpose of presenting what our historical financial position, results of operations and cash flows would have been for the periods presented had Bioverativ operated the hemophilia business as a standalone entity. Bioverativ did not operate as a standalone entity in the past and accordingly the selected financial data presented herein is not necessarily indicative of the company's future performance and does not reflect what the company's performance would have been had Bioverativ operated as an independent, publicly traded company during the periods presented, and accordingly should not be relied upon as an indicator of our future results.

        The selected financial information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements and the corresponding notes included elsewhere in this report.

	For the Years Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Consolidated Statement of Income (Loss) Data
Total revenues	$887.4	$560.3	$134.4
Net income (loss)	$439.6	$108.6	$(360.3)
Diluted earnings per share	$4.07	$1.01	$(3.34)
Shares used in calculating diluted earnings per share	108.0	108.0	108.0

	As of December 31,
(In millions)	2016	2015
Consolidated Balance Sheet Data
Total assets	$731.9	$475.6
Total long term liabilities	$63.7	$30.7

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the audited consolidated financial statements and the corresponding notes included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see Item 1A, Risk Factors and "Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        On May 3, 2016, Biogen announced its plans to separate into two independent, publicly traded companies. For purposes of the following discussion, Bioverativ refers to the hemophilia business of Biogen prior to the separation. To accomplish this separation, Biogen created a new company, Bioverativ Inc., to be the parent company for the hemophilia business. Bioverativ Inc. was incorporated in the State of Delaware on August 4, 2016. To effect the separation, Biogen made a 2-1 pro rata distribution of Bioverativ Inc.'s common stock to Biogen's stockholders. The distribution occurred on February 1, 2017 and since the distribution, Bioverativ Inc. has operated as an independent, publicly traded company.

Overview

        We are a global biotechnology company focused on the discovery, research, development and commercialization of innovative therapies for the treatment of hemophilia and other blood disorders. We have two marketed products, ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein] and ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein], and an innovative product pipeline.

        Our business strategy is aimed at improving treatment and standards of care for hemophilia and other blood disorder patients by further increasing sales and market share of our marketed products, advancing treatment attributes for our marketed products, leveraging our internal expertise to develop new products that meaningfully advance treatment and opportunistically pursuing strategic alliances and tactical acquisitions.

        The audited consolidated financial statements have been prepared on a carve-out basis for the purpose of presenting our historical financial position, results of operations and cash flows. We did not operate on a standalone basis during the periods presented.

        Our revenues are primarily derived from sales of ELOCTATE and ALPROLIX in the United States, Japan and Canada. We also earn revenue from the supply of ELOCTATE and ALPROLIX to Sobi and royalties on sales of ELOCTATE and ALPROLIX by Sobi in its commercialization territory, which is Europe, Russia and certain countries in Northern Africa and the Middle East. See Item 1. Business—Our Development and Commercialization Arrangements with Sobi.

Financial Results Overview—Years Ended December 31, 2016, 2015 and 2014

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Total revenues	$887.4	$560.3	$134.4	58.4%	316.9%
Net income (loss)	$439.6	$108.6	$(360.3)	304.8%	**

**
Percentage not meaningful.

        Refer to the "Management's Discussion and Analysis and Results of Operations—Years Ended December 31, 2016, 2015 and 2014" section below for further discussion of our results.

Key Commercial Highlights

        The United States, Japan and Canada are currently the principal markets outside of Sobi's commercialization territory for our marketed products. We began selling ELOCTATE in the United States, Japan and Canada in the third quarter of 2014, the first quarter of 2015 and the first quarter of 2016, respectively. We began selling ALPROLIX in the United States, Japan and Canada in the second quarter of 2014, the fourth quarter of 2014 and the first quarter of 2016, respectively. We expect to continue to drive revenue growth and increased patient share of ELOCTATE and ALPROLIX by expanding into new geographies and continuing to penetrate our existing geographies. In addition, in 2016 we began earning royalties from Sobi on sales of ELOCTA and ALPROLIX following Sobi's commercial launch of ELOCTA and ALPROLIX in the European Union.

Research and Development

        We continue to make substantial investments in research and development in support of our ongoing proprietary research programs and through collaborations with third parties for the development of new products and therapies. Research and development expenses were $178.8 million, or approximately 20% of total revenue, during 2016. See Item 1. Business—Pipeline and Research and Development Activities.

        Our overall research and development strategy includes the continued pursuit of collaborations and strategic relationships with third parties that are developing new products and therapies. These collaborations and relationships generally involve the granting or obtaining development and commercialization rights to or from third parties in exchange for an upfront payment upon execution of the agreement and potential future payments related to the achievement of development, regulatory approval or commercial milestones, as well as royalties. Our most significant collaboration is our relationship with Sobi for the development and commercialization of ELOCTATE and ALPROLIX. Please refer to Note 3, Collaborations, to the audited consolidated financial statements included elsewhere in this report for additional details on our collaboration with Sobi.

Key Factors Affecting Results of Operations

Separation from Biogen

        We have not previously operated as an independent, standalone company, but rather as a part of Biogen. There are limitations inherent in the preparation of all carve-out financial statements due to the fact that the business was previously part of a larger organization. The basis of preparation included in the consolidated financial statements provides a detailed description of the treatment of historical transactions. Our historical net income may not be indicative of future results. Our historical net income has been most notably impacted by the following consequences of carve-out accounting and the separation:

  •
  Biogen utilized a centralized treasury management system and cash or debt was not allocated to Bioverativ in the carve-out financial statements. In connection with the separation, the capital structures of both companies have been re-aligned, resulting in Bioverativ having adequate cash to fund its operations. In connection with our separation from Biogen, we received initial cash capitalization of $325.0 million and net working capital of $495.0 million.

  •
  The consolidated statements of income include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. The research and development costs include depreciation and other facility-based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share-based compensation. The amounts of these allocations may not necessarily be indicative of the similar costs we will incur in the future as an independent, standalone company. The total amount of research and development, selling, general and administrative costs and other income (expense) allocated to us from Biogen for the years ended December 31, 2016, 2015 and 2014 were $150.0 million, $148.6 million and $155.2 million, respectively.

  •
  We will incur certain one-time separation costs, which are primarily associated with the design and establishment of us as a standalone public company.

  •
  Income tax expense (benefit) is computed on a "separate return basis", as if operated as a standalone entity or a separate entity or a separate consolidated group in each material jurisdiction in which we operate. As a result of potential changes to our business model, income tax expense (benefit) included in the consolidated financial statements may not be indicative of our future expected effective income tax rate. For the year ended December 31, 2016, we released a $247.3 million valuation allowance resulting in an income tax benefit of $147.7 million and deferred tax assets of $173.9 million at December 31, 2016. Substantially all of these assets have been utilized by Biogen and will not be available to us.

  •
  Concurrent with the separation, we entered into a manufacturing and supply agreement with Biogen whereby Biogen will continue to produce ELOCTATE and ALPROLIX for us on terms to be agreed upon. The manufacturing and supply obligations of Biogen will generally be performed on a cost-plus basis under this agreement. As products were historically transferred at cost between Biogen and Bioverativ, these manufacturing and supply arrangements will likely result in changes to cost of goods sold in future periods.

Results of Operations—Years Ended December 31, 2016, 2015 and 2014

Revenue

Total Revenue

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Product revenues
United States	$713.2	$517.1	$130.5	37.9%	296.2%
All Other Markets	133.4	37.0	3.9	260.5%	848.7%

Total product revenues	846.6	554.1	134.4	52.8%	312.3%
Collaboration revenue	40.8	6.2	—	558.1%	**

Total revenues	$887.4	$560.3	$134.4	58.4%	316.9%

**
Percentage not meaningful.

        Revenues totaled $887.4 million in 2016, an increase of 58.4% over 2015. In 2016, product revenues in the United States totaled $713.2 million, an increase of 37.9% over 2015 and sales outside of the United States totaled $133.4 million, an increase of 260.5% over 2015. In the first and second quarters of 2016, Sobi had its first commercial sales of ELOCTATE and ALPROLIX, respectively. As a result, collaboration revenue, consisting of manufacturing and royalty revenues totaled $40.8 million, an increase of 558.1% over 2015.

        Revenues totaled $560.3 million in 2015, an increase of 316.9% over 2014. In 2015, product revenues in the United States totaled $517.1 million, an increase of 296.2% over 2014 and sales outside of the United States totaled $37.0 million, an increase of 848.7% over 2014.

Product Revenues

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
ELOCTATE	$513.0	$319.7	$58.4	60.5%	447.4%
ALPROLIX	333.6	234.4	76.0	42.3%	208.4%

Total product revenues	$846.6	$554.1	$134.4	52.8%	312.3%

ELOCTATE	ALPROLIX
For the years ended December 31, 2016, 2015 and 2014	For the years ended December 31, 2016, 2015 and 2014

Sales of ELOCTATE for the year ended December 31, 2016 increased $193.3 million or 60.5%, compared to the same period in 2015. The increase in ELOCTATE revenues in the U.S. was $137.0 million, due to increases in unit sales volume of 45%. The increase in ELOCTATE revenues in all other markets revenues was $56.3 million, due to an increase in unit sales volume in Japan of approximately 313%, due to its uptake following launch in the second quarter of 2015, as well as uptake following ELOCTATE's launch in Canada in the first quarter of 2016.
Sales of ALPROLIX for the year ended December 31, 2016 increased $99.2 million or 42.3%, compared to the same period in 2015. The increase in ALPROLIX revenues in the U.S. was $59.1 million, primarily due to increases in unit sales volume of 28%. The increase in ALPROLIX revenues in all other markets was $40.1 million, due to an increase in unit sales volume in Japan of approximately 68%, as well as uptake following ALPROLIX's launch in Canada in the first quarter of 2016.

Sales of ELOCTATE for the year ended December 31, 2015 increased $261.3 million or 447.4%, compared to the same period in 2014. The increase in ELOCTATE revenues in the U.S. was $249.9 million, due to increases in unit sales volume following the product launch in 2014. Sales of ELOCTATE in the United States and Japan began in the third quarter of 2014 and in the first quarter of 2015, respectively.	Sales of ALPROLIX for the year ended December 31, 2015 increased $158.4 million or 208.4%, compared to the same period in 2014. The increase in ALPROLIX revenues in the U.S. was $136.7 million, due to increases in unit sales volume following the product launch in 2014. Sales of ALPROLIX in the United States and Japan began in the second and fourth quarters of 2014, respectively.

Discounts and allowances

        Discounts and allowances for the years ended December 31, 2016 and 2015 were approximately 28% of gross sales in both years, and were approximately 27% for the year ended December 31, 2014.

Revenue from collaborative partners

        For year ended December 31, 2016, compared to the same period in 2015, the increase in revenue from collaborative partners is attributable to a $29.5 million increase in contract manufacturing revenue and $5.1 million of royalty revenue from Sobi. Revenue from collaborative partners for the year ended in December 31, 2015 was solely from contract manufacturing revenue from Sobi. See Note 3, Collaborations, to the audited consolidated financial statements included elsewhere in this report for additional information on our collaboration with Sobi.

Costs and Expenses

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Costs and expenses:
Cost of sales	$237.9	$52.9	$34.7	349.7%	52.4%
Research and development	178.8	186.1	239.8	(3.9)%	(22.4)%
Selling, general and administrative	178.3	223.3	220.0	(20.2)%	1.5%

Total costs and expenses	$595.0	$462.3	$494.5	28.7%	(6.5)%

Cost of Sales

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Product	$104.4	$34.7	$28.8	200.9%	20.5%
Royalty	87.6	15.2	3.7	476.3%	310.8%
Amortization of acquired intangibles	4.8	3.0	2.2	60.0%	36.4%
Biogen facility shut down costs	41.1	—	—	**	**

Total cost of sales	$237.9	$52.9	$34.7	349.7%	52.4%

**
Percentage not meaningful.

        For the year ended December 31, 2016 cost of sales increased $185.0 million compared to the same period in 2015 as a result of increased volume of both ELOCTATE and ALPROLIX, an increase in royalty rate as a result of Sobi's first commercial sales of ELOCTATE and ALPROLIX, and higher inventory write downs in 2016 compared to 2015 attributable to excess and obsolete inventory. Also included in product cost of sales in the year ended December 31, 2016 is approximately $41.1 million of Biogen facility shut down costs including accelerated depreciation, decommissioning and other shut down costs associated with Biogen's Cambridge, Massachusetts manufacturing facility, which was primarily dedicated to hemophilia manufacturing. In June 2016, Biogen announced its intent to cease manufacturing at this facility by the end of 2016. At December 31, 2016, the facility was subleased by Brammer Bio, LLC and will no longer be used for hemophilia manufacturing.

        For 2015 compared to 2014, the increase in cost of sales was driven by a full year of sales for both ELOCTATE and ALPROLIX partially offset by higher inventory write downs in 2014 compared to 2015 due mainly to process rejects associated with ALPROLIX and excess and obsolete inventory associated with ELOCTATE.

        Royalty cost of sales consists mainly of our royalty to Sobi. As a result of Sobi's first commercial sales of ELOCTATE and ALPROLIX in 2016, our royalty rate to Sobi for our sales of ELOCTATE and ALPROLIX increased in 2016 from 2% to a full year effective rate of approximately 11%. Please refer to Note 3, Collaborations, to the audited consolidated financial statements included elsewhere in this report for further information regarding our royalty structure with Sobi.

        Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons totaled $13.5 million, $1.3 million and $14.3 million for 2016, 2015 and 2014, respectively. Inventory written down in 2016 was related to excess and obsolete inventory associated with ELOCTATE, and inventory written down in 2014 was related to excess and obsolete inventory associated with ELOCTATE and process rejects associated with ALPROLIX.

Research and Development Expenses

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Upfront and milestone payments	$1.3	$—	$20.0
Research and discovery	49.5	30.8	23.9
Early stage programs	—	—	—
Late stage programs	—	—	34.7
Marketed programs	46.3	81.9	67.5
Other research and development expenses	81.7	73.4	93.7

Total research and development	$178.8	$186.1	$239.8

        Research and discovery includes costs incurred to support our discovery research and translational science efforts up to the initiation of Phase 1 development. Early stage programs are programs in Phase 1 or Phase 2 development activities. Late stage programs are programs in Phase 3 development or in registration stage. Marketed programs are programs in support of our marketed products, including costs associated with product lifecycle management activities and, if applicable, costs associated with the development of new indications for existing products. Other research and development expenses consist mainly of allocations from Biogen and include costs not directly attributable to individual projects and include depreciation and other facility-based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. Costs are reflected in the development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same year.

        For 2016 compared to 2015, the decrease in research and development is primarily related to a decrease in workforce and clinical costs associated with post marketing studies partially offset by an increase in research and discovery driven by an increase in work force associated with a clinical product manufacturing campaign and increased allocations from Biogen.

        For 2015 compared to 2014, the decrease in research and development is primarily due to the approval of ELOCTATE and ALPROLIX in 2014 resulting in a decrease in costs associated with regulatory approvals, as well as a decrease in workforce expenses and allocations from Biogen due to lower Bioverativ allocation rates and lower overall allocation amounts. Also included in 2014 is a $20.0 million upfront fee paid to a third party collaborator.

Selling, General and Administrative Expenses

	For the Years Ended December 31,			Percent change
				2016 compared to 2015	2015 compared to 2014
(In millions, except percentages)	2016	2015	2014
Selling, general and administrative	$178.3	$223.3	$220.0	(20.2)%	1.5%

        For 2016 compared to 2015, the decrease in selling, general and administrative expenses was mainly due to decreases in workforce and third party service providers as well as decreases in allocations from Biogen. The decrease in allocations from Biogen is due to lower Biogen expenses partially offset by higher Bioverativ allocation rates.

        For 2015 compared to 2014, the increase in selling, general and administrative expenses was mainly due to an increase in the allocations from Biogen partially offset by decreases in costs associated with third party service providers and corporate giving. The increase in allocations from Biogen is due to higher Bioverativ allocation rates.

Income Taxes

        We recorded income tax (benefit) expense of $(147.7) million, $(10.0) million and $1.3 million for 2016, 2015 and 2014, respectively. Our effective income tax rate was (50.6)%, (10.2)% and (0.4)% of income (loss) before income taxes for 2016, 2015 and 2014, respectively. See Note 8, Income Taxes, in our audited consolidated financial statements included elsewhere in this report for further information regarding our income taxes.

        We have deferred tax assets of $173.9 million and $255.7 million as of December 31, 2016 and 2015, respectively, comprised primarily of net operating losses and general business credit carryforwards for federal and state income tax purposes. We had established a valuation allowance of $247.3 million as of December 31, 2015 given our cumulative losses and uncertainty about our cost structure as a standalone company. During the fourth quarter of 2016, we determined that it is more likely than not that our deferred tax assets will be realizable and released our valuation allowance of $247.3 million. We considered all evidence when making this determination which included our profitability in 2016, our expectation of future profitability, and the finalization of our transition service agreements with Biogen which occurred in the fourth quarter of 2016 and removed the uncertainty about our cost structure as a standalone company. The net operating losses and general business credit carryforwards represent tax attributes that the business would have generated on a standalone basis had the company filed separate returns.

        While the income statement effect is reflected in our standalone financial statements, the deferred tax assets resulting from our net losses and business credit carryforwards will not be available to reduce our tax liabilities in the future since those attributes have already been utilized in the tax returns of Biogen, thereby increasing our future taxes payable.

        Our tax rate as a stand alone company will increase to be more in line with the statutory rates of the jurisdictions where the income is earned and the remaining deferred tax assets available to us will be insignificant.

Liquidity and Capital Resources

        We historically participated in Biogen's centralized treasury management, including centralized cash pooling and overall financing arrangements. Since the third quarter of 2015, we have generated and expect to continue to generate positive cash flow from operations on an annual basis. Net cash provided from (used for) financing activities in the historical periods primarily reflects changes in Biogen's investment in us. We have not reported cash or cash equivalents on our balance sheet for the periods presented due to our participation in Biogen's centralized treasury management.

        Subsequent to the separation, we are no longer participating in cash management and funding arrangements with Biogen. Our ability to fund our operations and capital needs depends on our ongoing ability to generate cash from operations and access to capital markets, as further described under the "Debt and Capital" caption directly below. We anticipate that our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures and strategic investments.

Debt and Capital

        We were capitalized by Biogen in connection with the distribution with $325.0 million in cash and we currently do not have any indebtedness for borrowed money . We expect that our initial cash capitalization, future cash from operations and access to capital markets will provide adequate resources to fund our ongoing cash flow obligations.

Historical Cash Flow Trends

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Net cash flows provided by (used in) operations	$301.6	$41.4	$(456.3)
Net cash flows used in investing activities	$(35.2)	$(10.6)	$(56.3)
Net cash flows used in (provided by) financing activities	$(266.4)	$(30.8)	$512.6

        Net cash provided by operations increased $260.2 million during the year ended December 31, 2016 as compared to the prior period driven primarily by increases in total revenues of $327.1 million, decreases in operating expenses of $52.3 million and increases in working capital of $83.3 million partially offset by an $142.1 million increase in product and royalty cost of sales mainly due to volume increases of ELOCTATE and ALPROLIX and an increase in royalty rate for ELOCTATE and ALPROLIX.

        Net cash used for investing activities increased $24.6 million during the year ended December 31, 2016 as compared to the prior period mainly due to a $20.0 million milestone paid to the former Syntonix shareholders upon EMA approval of ALPROLIX in the European Union.

        Net cash used for financing activities represents amounts due to Biogen resulting from our operations. The $235.6 million increase during the year ended December 31, 2016 as compared to the prior period is mainly due to an increase in cash provided by operations.

        Net cash provided from operations increased by $497.7 million in 2015 compared to 2014 driven primarily by an increase in ELOCTATE and ALPROLIX sales of $425.9 million and a $50.4 million decrease in operating expenses.

        In connection with our separation from Biogen, we received initial cash capitalization of $325.0 million and net working capital of $495.0 million.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2016, excluding funding commitments and contingent regulatory milestone payments, as described below.

	Payments due by period
(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Non-cancellable operating leases(1)	$62.6	$5.8	$12.7	$13.3	$30.8
Purchase and other obligations(2)	16.1	5.6	8.4	2.1	—

Net minimum payments	$78.7	$11.4	$21.1	$15.4	$30.8

(1)
We lease property and equipment for use in our operations. We also lease cars for use by our sales force. Amounts reflected in the table above detail future minimum rental commitments under non-cancelable operating leases as of December 31, 2016 for each period presented. In addition to the minimum rental commitments, these leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

(2)
Purchase and other obligations primarily include our obligations to purchase materials or services.

Funding Commitments

        As of December 31, 2016, we have several ongoing clinical studies in various stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option.

Former Syntonix Shareholders

        In connection with the acquisition of Syntonix in 2007, we agreed to pay an additional $80.0 million if certain milestone events associated with the development of ALPROLIX were achieved. The first $40.0 million milestone payment was achieved in 2010 and was recorded as research and development expense. The final milestone payments of $20.0 million each were paid in the second quarter of 2014 and the third quarter of 2016 in connection with the approval of ALPROLIX in the United States and European Union, respectively. Both milestones were capitalized as intangible assets in the second quarters of 2014 and 2016, respectively.

Other Contingent Development, Regulatory and Commercial Milestone Payments

        Based on our development plans primarily in gene therapy for hemophilia and other blood disorders as of December 31, 2016, we could make potential future milestone payments to third party collaborators of up to approximately $440.0 million. The milestones are comprised of the following:

(In millions)
Development	$110.0
Regulatory	70.0
Commercial	260.0

Total	$440.0

        A further description of our collaboration and potential milestone payments we may make to Sangamo Therapeutics, Inc. (Sangamo) is described below.

        Payments to our collaborators generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements. We do not expect to make any significant milestone payments in the next twelve months. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. Many of our programs are in preclinical and early stage development and the outcomes of these activities are uncertain. The amount we pay to third parties upon the achievement of future milestones is based on current assumptions and estimates, which are subject to change as programs progress.

Sangamo Therapeutics, Inc.

        On January 8, 2014, Biogen MA Inc., a subsidiary of Biogen, entered into an exclusive worldwide research, development and commercialization collaboration and license agreement with Sangamo under which both companies agreed to develop and commercialize product candidates for the treatment of two inherited blood disorders, sickle cell disease and beta-thalassemia. In connection with the separation, we succeeded to Biogen's rights and obligations under this agreement. Accordingly, the historical results of this collaboration are included in our financial statements in this report.

        Under the collaboration, Sangamo is responsible for identifying a product candidate for the treatment of beta-thalassemia and advancing that candidate through a completed Phase 1 human clinical trial, at which point we would assume responsibility for development. The collaboration contemplates our joint development of a sickle cell disease candidate through the potential filing of an investigational new drug application, after which we would assume clinical responsibilities. We have the right to lead the global development and commercialization efforts and Sangamo has the option to assume co-promotion responsibilities in the United States. The collaboration is currently in the pre-clinical stage of development.

        Under the terms of the agreement, in January 2014, we paid Sangamo an upfront payment of $20.0 million in cash, with additional contingent payments of up to approximately $300.0 million based on the achievement of certain development, regulatory and commercial milestones, plus royalties based on sales. We recorded the $20.0 million upfront payment as a research and development expense.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our results of operations and financial position. We apply estimation methodologies consistently from year to year. The following is a summary of accounting policies that we consider critical to the consolidated financial statements.

Revenue Recognition

        We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Product Revenues

        We sell mainly to specialty distributors, specialty pharmacies, public hospitals and other government entities with whom we have contracted directly. Any discounts offered to these customers are reflected as on-invoice discounts. We also sell to specialty distributors who receive both on-invoice discounts as well as chargebacks for sales to various U.S. government agencies such as the U.S. Public Health Service (PHS). Provisions for rebates, chargebacks to distributors, and discounts are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

        Product revenue reserves are categorized as discounts and contractual adjustments. Discounts include trade term discounts and volume discounts. Trade term discounts relate to estimated obligations for credits to be granted to customers for remitting payment on their purchases within established incentive periods. Volume discounts are earned as customers reach certain tier levels based upon their purchases. Contractual adjustments primarily relate to Medicaid and PHS discounts. Historically, adjustments have not been significant.

Accounts Receivable

        The majority of accounts receivable arise from product sales and primarily represent amounts due from specialty distributors, specialty pharmacies, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, we have not had any write-offs.

Concentration of Credit Risk

        Sales to CVS Health Corporation and Accredo Health Incorporated, two specialty pharmacies individually represent 19% and 14%, respectively, of total revenues for year ended December 31, 2016; 21% and 16%, respectively, of total revenues for the year ended December 31, 2015; and 20% for each of total revenues for the year ended December 31, 2014. Concentration of credit risk with respect to receivables, which are typically unsecured, is largely mitigated due to the wide variety of customers. The majority of accounts receivable currently arise from product sales in the United States, Japan and Canada and have standard payment terms which generally require payment within 30 to 90 days. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business.

Inventory

        Inventories are stated at the lower of cost or market with cost based on the first-in, first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when selected for use in a clinical manufacturing campaign.

Capitalization of Inventory Costs

        We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the drug candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, we evaluate risks associated with manufacturing the drug candidate and the remaining shelf-life of the inventories.

Obsolescence and Unmarketable Inventory

        We periodically review our inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to our estimated net realizable value.

Impairment of Long-Lived Assets

        Long-lived assets to be held and used, including property, plant and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

        Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Income Taxes

        In our consolidated financial statements, income tax expense and deferred tax balances have been calculated on a separate return basis although our operations have historically been included in the tax returns filed by the respective Biogen entities of which our business is a part. Following the separation, as a standalone entity, we will file tax returns on our own behalf and our deferred taxes and effective income tax rate may differ from those in historical periods.

        Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. We maintain valuation allowances unless it is more likely than not that the deferred tax asset will be realized. With respect to uncertain tax positions, we determine whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent we anticipate making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.

        For historical periods, we maintained an income taxes payable to/from account with Biogen. For those periods, we are deemed to settle current tax balances with the Biogen tax paying entities in the respective jurisdictions. Our current income tax balances are reflected as income taxes payable and settlements, which are deemed to occur in the year following incurrence, are reflected as changes in net parent company investment in the consolidated balance sheets. Following the separation, as a standalone entity, we no longer maintain an income tax payable to/from account with Biogen and we will file tax returns on our own behalf. Our deferred taxes and effective income tax rate may differ from those in historical periods.

New Accounting Standards

        We have irrevocably elected not to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that do not qualify as emerging growth companies.

        For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

        We do not have any relationships with entities often referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements, pricing pressures worldwide and weak economic conditions in the foreign markets in which we operate.

Foreign Currency Exchange Risk

        Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We currently have operations in the United States, Japan and Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Japanese yen and the Canadian dollar.

        While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars.

Pricing Pressure

        In the United States, federal and state legislatures, health agencies and third party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs and increasing pressure from political and social sources could significantly influence the manner in which our products are prescribed and purchased. It is possible that additional federal health care reform measures will be adopted in the future, which could result in increased pricing pressure and reduced reimbursement for our products and otherwise have an adverse impact on our financial position or results of operations.

        There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs.

        Governments in some international markets in which we operate have also implemented measures aimed at reducing healthcare costs to constrain the overall level of government expenditures. These implemented measures vary by country and include, among other things, mandatory rebates and discounts, prospective and possible retroactive price reductions and suspensions on price increases of pharmaceuticals.

Interest Rate Risk

        While we currently do not expect to have any indebtedness for borrowed money, to the extent we incur such indebtedness in the future we will be exposed to interest rate fluctuation and risk. We may or may not attempt to mitigate this risk by entering into hedging arrangements that effectively convert floating interest rate payments into fixed rate obligations, or vice-versa, as applicable.

Item 8    Financial Statements and Supplementary Data

        The information required by this Item 8 is contained on pages F-1 through F-30 of this report and is incorporated herein by reference.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A    Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

        Bioverativ operated as part of Biogen through January 31, 2017.

Evaluation of Disclosure Controls and Procedures

        Bioverativ carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Bioverativ's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

        Under the rules and regulations of the Securities and Exchange Commission, Bioverativ is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ending December 31, 2017. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the company's independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the company's internal control over financial reporting.

        Our independent registered public accounting firm is not required to provide an attestation report on management's assessment of our internal control over financial reporting in this report.

Item 9B    Other Information

        On March 22, 2017, the Company approved the termination of the Bioverativ Inc. Supplemental Savings Plan (the "SSP") and the Bioverativ Inc. Voluntary Board of Directors Savings Plan (the "Board Savings Plan"), effective June 30, 2017. The SSP provided certain of our U.S.-based management including named executive officers with additional tax-deferred savings opportunities supplementing those under our 401(k) plan, and the Board Savings Plan provided members of the Board with a tax-deferred savings opportunity by permitting directors to defer a portion of their cash directors' fees and retainer by so electing before such fees and retainer were earned. Distributions under these plans will be made in accordance with Section 409A of the Internal Revenue Code.

Item 10    Directors, Executive Officers and Corporate Governance

Executive Officers

        The following sets forth information regarding our executive officers, including their positions and age as of February 28, 2017. Biographical information for Mr. Cox is contained below in this Item 10 under the caption entitled "Board of Directors."

Name	Age	Title
John G. Cox	54	Director and Chief Executive Officer
John T. Greene	51	Executive Vice President, Chief Financial Officer and Treasurer
Rogério Vivaldi Coelho, M.D.	53	Executive Vice President and Chief Global Therapeutic Operations Officer
Richard Brudnick	60	Executive Vice President of Business Development
Lucia Celona	51	Executive Vice President, Chief Human Resources and Corporate Communications Officer
Andrea DiFabio	48	Executive Vice President and Chief Legal Officer
Diantha Duvall	45	Vice President, Finance and Chief Accounting Officer

        John T. Greene became Executive Vice President, Chief Financial Officer and Treasurer of Bioverativ in November 2016. Prior to joining Bioverativ, Mr. Greene served as the Chief Financial Officer of Willis Group Holdings (Willis), a multinational risk advisory, insurance and reinsurance brokerage firm, from June 2014 until January 2016. Following the merger of Willis with Towers Watson in January 2016, Mr. Greene served as a transition advisor to the new management team until May 2016. Before joining Willis, he served for over eight years in senior executive roles at HSBC, a global financial services company, including as Chief Financial Officer of HSBC Retail Bank and Wealth Management from May 2011 to May 2014, Chief Financial Officer of HSBC Insurance from August 2009 until May 2011 and Chief Financial Officer of HSBC's Consumer and Mortgage Lending business prior to August 2009. Before joining HSBC, Mr. Greene served for 12 years in various roles at General Electric Company, including as Chief Financial Officer for GE Global Business Finance.

        Rogério Vivaldi Coelho, M.D. became Executive Vice President, Chief Global Therapeutic Operations Officer of Bioverativ in October 2016. Prior to joining Bioverativ, Dr. Vivaldi Coelho served as Chief Commercial Officer of Spark Therapeutics, Inc. (Spark) from December 2014 to October 2016. Prior to joining Spark, Dr. Vivaldi Coelho was Chief Executive Officer and President of Minerva Neurosciences, Inc. from November 2013 to December 2014. Prior to joining Minerva, Dr. Vivaldi Coelho served as Senior Vice President—Head of the Rare Diseases business unit at Genzyme Corporation (Genzyme), from October 2011 to October 2013. From July 2010 to September 2011, he was the Senior Vice President—Head of the Renal and Endocrinology business unit at Genzyme and from January 2004 to June 2010 he was the Senior Vice President—Head of Genzyme Latin America. Previously, Dr. Vivaldi Coelho founded Genzyme Brazil in 1997. Dr. Vivaldi Coelho served on Spark's board of directors from April 2014 to December 2014 and served on the board of directors of Minerva Neurosciences from November 2013 to December 2014. Dr. Vivaldi Coelho holds a medical degree from the University of Rio de Janeiro and his M.B.A. from Federal University of Rio de Janeiro. Dr. Vivaldi Coelho completed his residency in metabolism and endocrinology at Rio de Janeiro State

University and his fellowship at Mount Sinai Hospital Center in New York, department of genetics, with an emphasis on Gaucher's disease.

        Richard Brudnick became the Executive Vice President of Business Development of Bioverativ in January 2017. Prior to that, Mr. Brudnick served as Biogen's Senior Vice President of Corporate Development since 2014. Mr. Brudnick joined Biogen in 2001 and held senior positions in the areas of Portfolio Strategy & Business Development and Corporate Development. Before joining Biogen, Mr. Brudnick was the Chief Executive Officer of a regional pharmaceutical distribution business, a co-founder of two companies and a strategy consultant at Bain & Company.

        Lucia Celona became Executive Vice President, Chief Human Resources and Corporate Communications Officer of Bioverativ in January 2017. Prior to that, Ms. Celona served as the Vice President of Human Resources for the Pharmaceutical Operations and Technology function of Biogen from 2013 through June 2016. Ms. Celona joined Biogen in 2006 and held senior level positions including Vice President, Talent Acquisition & Global Mobility, interim Vice President of Compensation & Benefits, Chief of Staff to the Executive Vice Presidents of Human Resources and Executive Vice President of Global Therapeutic Operations. Before joining Biogen, Ms. Celona was head of human resources for Sentillion Inc., a privately held company that focused on single-sign on solutions for healthcare providers, and the human resources director for two manufacturing sites at Philips Medical Systems in Andover, Massachusetts.

        Andrea DiFabio became Executive Vice President and Chief Legal Officer of Bioverativ in January 2017. Prior to that, Ms. DiFabio served as Biogen's Senior Vice President, Chief Research and Business Development Counsel since 2015. Ms. DiFabio joined Biogen in 2006 and held various positions including serving as Chief U.S. Counsel, Interim Chief Compliance Officer and Chief Research and Development Counsel. Prior to Biogen, she was Corporate Vice President and Deputy General Counsel at Parexel International, a global contract research organization. Prior to her work at Parexel International, Ms. DiFabio was a trial lawyer for two Boston law firms, Brown Rudnick and Robins, Kaplan Miller & Ceresi.

        Diantha Duvall became Vice President, Finance and Chief Accounting Officer of Bioverativ in February 2017. Prior to that, Ms. Duvall served as Global Commercial Controller for Biogen since January 2016 and U.S. Commercial Controller since February 2015. In those roles, she was responsible for commercial financial reporting, technical accounting and controls. From 2009 to 2015, Ms. Duvall held several finance positions at Merck Inc., a global pharmaceutical company.

Board of Directors

        The following table sets forth information with respect to on our board of directors as of February 28, 2017.

Name	Age	Title
John G. Cox	54	Director and Chief Executive Officer
Alexander J. Denner, Ph.D.	47	Director
Louis J. Paglia	59	Director
Brian S. Posner	55	Chairman of the Board
Anna Protopapas	52	Director

        John G. Cox became a director and the Chief Executive Officer of Bioverativ in August 2016. Previously, from June 2010 through June 2016, Mr. Cox served on Biogen's executive committee as Executive Vice President, Pharmaceutical Operations & Technology, where he oversaw Biogen's global manufacturing facilities, supply chain operations, technical development, quality and engineering. Mr. Cox also had responsibility for the development and commercialization of Biogen's biosimilar business. From October 2015 to May 2016, Mr. Cox also served as interim Executive Vice President, Global Therapeutic Operations, responsible for Biogen's therapeutic groups of Specialty Medicines and Rare Diseases, which included responsibility for the global commercial performance of Biogen's marketed products. Mr. Cox joined Biogen in 2003, holding several senior executive positions including Senior Vice President of Technical Operations, Senior Vice President of Global Manufacturing and Vice President of Manufacturing and General Manager of Biogen's operations in Research Triangle Park, North Carolina. He reported to Biogen's Chief Executive Officer as a member of Biogen's executive committee, since 2010. Mr. Cox's qualifications for service on our board of directors include his substantial executive, operational, business and technical experience and acumen in the biotechnology industry. Mr. Cox serves on the board of directors of Repligen Corporation, a life sciences company.

        Alexander J. Denner, Ph.D. became a director of Bioverativ in January 2017. Dr. Denner is a founding partner and Chief Investment Officer of Sarissa Capital Management LP (Sarissa Capital). Sarissa Capital focuses on improving the strategies of companies to better provide stockholder value. From 2006 to 2011, Dr. Denner served as a Senior Managing Director at Icahn Capital. Prior to that, he served as a portfolio manager at Viking Global Investors and Morgan Stanley Investment Management. He is currently a member of the boards of directors of Biogen and The Medicines Company, and within the past five years, served on the boards of directors of Amylin Pharmaceuticals Inc., Ariad Pharmaceuticals Inc., Vivus, Inc. and Enzon Pharmaceuticals. Dr. Denner's qualifications for service on our board of directors include his significant experience overseeing the operations and research and development of healthcare companies and evaluating corporate governance matters. He also has extensive experience as an investor, particularly with respect to healthcare companies, and possesses broad healthcare industry knowledge.

        Louis J. Paglia became a director of Bioverativ in January 2017. Mr. Paglia is the founding member of Oakstone Capital LLC, a private investment firm. He previously founded Customer Choice LLC in April 2010, a data analytics company serving the electric utility industry. He previously served as Executive Vice President of UIL Holdings Corporation (UIL), an electric utility, contracting and energy infrastructure company. Mr. Paglia also served as UIL's Chief Financial Officer and as President of its investment subsidiaries. Prior to joining UIL, Mr. Paglia was Executive Vice President and Chief Financial Officer of eCredit.com, a credit evaluation software company. Prior to that, Mr. Paglia served as the Chief Financial Officer both for TIG Holdings Inc., a property and casualty insurance and reinsurance holding company, and for Emisphere Technologies, Inc., a specialty pharmaceutical company. He is currently a member of the board of directors of Arch Capital Group Ltd., and within the past five years, Mr. Paglia served on the board of directors of NorthStar Realty Finance Corp. and NorthStar Asset Management Group Inc. Mr. Paglia's qualifications for service on our board of directors include his strong financial background, experience in investment banking and extensive executive management and operating experience in publicly-held companies.

        Brian S. Posner became a director and Chairman of the Board of Bioverativ in January 2017. Mr. Posner is President of Point Rider Group LLC, a consulting and advisory services firm within the financial services industry, and has served as private investor since 2008. From 2005 to March 2008, Mr. Posner served as the President, Chief Executive Officer and Co-Chief Investment Officer of ClearBridge Advisors, LLC, an asset management company and a wholly owned subsidiary of Legg Mason. Prior to that, Mr. Posner co-founded Hygrove Partners LLC, a private investment fund, in 2000 and served as its Managing Member for five years. He served as a portfolio manager and an analyst at Fidelity Investments, a financial services company, from 1987 to 1996 and, from 1997 to 1999, at Warburg Pincus Asset Management/Credit Suisse Asset Management where he also served as co-Chief Investment Officer and Director of Research. Mr. Posner currently serves on the boards of directors of Biogen and Arch Capital Group Ltd. and he is a trustee of the AQR Funds. During the past five years, Mr. Posner previously served on the boards of directors of BG Medicine, Inc. and Riverpark Funds Trust. Mr. Posner's qualifications for service on our board of directors include his substantial experience as a leading institutional investment manager and advisor and significant management and financial expertise.

        Anna Protopapas became a director of Bioverativ in February 2017. Since March 2015, Ms. Protopapas has served as President, Chief Executive Officer and a Director of Mersana Therapeutics, Inc., a privately-held biotechnology company focused on engineering antibody drug conjugates. Prior to joining Mersana, from October 2010 to October 2014, Ms. Protopapas served as a member of the Executive Committee of Takeda Pharmaceutical Company Limited (Takeda), a global pharmaceutical company, and held various senior management positions at the company, including serving as President of Millennium Pharmaceuticals, a wholly owned subsidiary of Takeda focused on oncology, where she was responsible for leading Takeda's oncology business, and Executive Vice President of Global Business Development, where she was responsible for global acquisitions, partnering, licensing and venture investing. From October 1997 to October 2010, Ms. Protopapas served in various positions at Millennium Pharmaceuticals, including as the Senior Vice President of Strategy and Business Development and a member of the Executive Committee, where she led the company's business development initiatives. Ms. Protopapas previously served on the board of directors of Ariad Pharmaceutics Inc., a life sciences company, until its acquisition in February 2017. Ms. Protopapas' qualifications for service on our board of directors include her extensive transactional and senior management experience in the biopharmaceutical industry.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers, directors and greater than 10% stockholders to file initial reports of ownership and changes of ownership of our common stock. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 forms on their behalf. Based solely on our review of the copies of such forms furnished to us or written representations that no reports were required to be filed, we believe that each of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2016 fiscal year.

Code of Conduct

        We have adopted a code of conduct setting forth standards applicable to all of our companies and our directors, officers and employees. The code of conduct is available on Bioverativ's website at www.bioverativ.com. Any amendment to the code, or any waiver of its requirements, that applies to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions will be disclosed on our website.

Director Independence

        Each of Dr. Denner, Mr. Paglia, Ms. Protopapas and Mr. Posner, constituting more than a majority of our board of directors, satisfy the independence standards established by the listing standards of the NASDAQ Global Select Market.

Committees of the Board of Directors

        Our board of directors has the following standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Each committee is governed by a written charter, all of which are posted on our website, www.bioverativ.com.

Audit Committee

        The Audit Committee is comprised of Dr. Denner, Mr. Paglia and Mr. Posner, each of whom is independent under the listing standards of the Nasdaq Global Select Market and Rule 10A-3 under the Exchange Act. Mr. Paglia is the chair of the Audit Committee. Each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by our board of directors in its business judgment. Additionally, the board of directors has determined that each of the members of the Audit Committee is an "audit committee financial expert" under SEC rules and the NASDAQ Global Select Market listing standards applicable to audit committees.

        The responsibilities of the Audit Committee, which are more fully described in our Audit Committee Charter, include, among other duties:

  •
  overseeing the independence, qualifications and performance of our independent registered public accounting firm and ensuring receipt of their annual independence statement;

  •
  appointing and approving the compensation of our independent registered public accounting firm;

  •
  pre-approving, with sole authority and direct responsibility, all audit, audit-related and permitted non-audit services to be provided to us by the independent registered public accounting firm;

  •
  reviewing annual audited and quarterly financial statements, as well as disclosures required to be reviewed under applicable legal, regulatory or stock exchange requirements;

  •
  obtaining and reviewing periodic reports, at least annually, from management assessing the effectiveness of our internal control over financial reporting;

  •
  reviewing our accounting, financial reporting and other processes to assure compliance with all applicable laws, regulations and corporate policy;

  •
  reviewing our tax strategy and internal audit and corporate compliance functions;

  •
  establishing procedures for confidential and anonymous submission and treatment of complaints regarding our accounting, internal controls, disclosure or other financial or auditing matters;

  •
  preparing audit committee reports required by applicable SEC rules; and

  •
  overseeing management's exercise of its responsibility to assess and manage risks associated with the company's financial, accounting and disclosure matters.

Compensation Committee

        The Compensation Committee is comprised of Mr. Paglia and Mr. Posner, each of whom is independent under the listing standards of the NASDAQ Global Select Market, and each of whom qualifies as a "non-employee director" (within the meaning of Rule 16b-3 of the Exchange Act) and an "outside director" (within the meaning of Section 162(m) of the Code). Mr. Posner is the chair of the Compensation Committee.

        The responsibilities of the Compensation Committee, which are more fully described in our Compensation Committee Charter, include, among other duties:

  •
  reviewing our strategy, policies and practices in the areas of compensation, benefits, management and leadership development, diversity and equal employment opportunity and human resource planning;

  •
  assisting our board of directors in succession plans for executives and other senior management;

  •
  overseeing the performance evaluation of the Chief Executive Officer;

  •
  recommending, for approval by the independent directors, the Chief Executive Officer's compensation;

  •
  approving the compensation of our other executive officers;

  •
  approving the grant of awards under our equity and other management incentive plans;

  •
  preparing the compensation committee report required by applicable SEC rules; and

  •
  reviewing with management our assessment of significant risks with respect to the workforce and compensation and benefits programs, and steps taken by management to monitor or mitigate those risks.

The Compensation Committee has the sole and direct responsibility for the appointment, compensation and oversight of the work of any advisor retained by the Compensation Committee. No consultant was engaged by the Compensation Committee in 2016.

Corporate Governance Committee

        The Corporate Governance Committee is comprised of Dr. Denner and Mr. Paglia, each of whom meets the independence requirements under the listing standards of the NASDAQ Global Select Market. Dr. Denner is the chair of the Corporate Governance Committee.

        The responsibilities of the Corporate Governance Committee, which are more fully described in our Corporate Governance Committee Charter, include, among other duties:

  •
  developing and recommending a set of corporate governance principles, making recommendations for changes as needed from time to time and monitoring compliance with the principles;

  •
  identifying individuals qualified to become directors, including reviewing director candidates recommended by stockholders, and recommending candidates for all directorships;

  •
  reviewing the committee structure of the board of directors and recommending directors to serve as chair and as members of each committee;

  •
  considering questions of independence and possible conflicts of interest and related party transactions involving directors and executive officers; and

  •
  taking an oversight role in shaping our policies and procedures and considering risk exposures relating to corporate governance and board succession.

Corporate Governance

        We strive to maintain effective corporate governance practices to ensure that our company is managed for the long-term benefit of our stockholders. Highlights of our corporate governance practices include:

Board and Board Committees
Number of Independent Directors /Total Number of Directors	4/5
All Board Committees Consist of Independent Directors	Yes
Risk Oversight by Full Board and Committees	Yes
Separate Chairman and CEO	Yes
Regular Executive Sessions of Independent Directors	Yes
Annual Board and Committee Self-Evaluations	Yes
Annual Independent Director Evaluation of CEO	Yes
Director Education and Orientation	Yes
Annual Equity Grant to Directors	Yes
Director—Stockholder Engagement	Yes
Shareholder Rights, Accountability and Other Governance Practices
Annual Election of All Directors	Yes
Majority Voting for Directors and Resignation Policy	Yes
Proxy Access Bylaw (3% ownership, 3 years, nominees for up to 25% of the Board)	Yes
Stockholder Ability to Call Special Meetings (25% Threshold)	Yes
Stockholder Ability to Act by Written Consent	Yes
Stock Ownership Guidelines for Directors and Executives	Yes
Prohibition from Hedging and Pledging Securities or Otherwise Engaging in Derivative Transactions	Yes
Compensation Recovery in Equity and Annual Bonus Plans	Yes
Absence of a Stockholder Rights Plan (referred to as "Poison Pill")	Yes
Strong Commitment to Environmental and Sustainability Matters	Yes
Board Oversight of Corporate Political Contributions and Expenditures	Yes

Corporate Governance Principles

        Our board of directors has adopted corporate governance principles that set forth the responsibilities of the board of directors and the qualifications and independence of its members and the members of its standing committees. The corporate governance principles are available on Bioverativ's website at www.bioverativ.com.

Communications with the Board of Directors and Procedures for Treatment of Complaints Regarding Accounting, Internal Accounting Controls and Auditing Matters

        Our Audit Committee has established procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters (accounting matters) and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting matters. Such complaints or concerns may be submitted to Bioverativ, care of its Secretary or through another method as published on Bioverativ's website. Stockholders who wish to communicate directly with our board of directors, or any individual director, should direct questions in writing to the Secretary, Bioverativ, 225 Second Avenue, Waltham, MA 02451. Communications addressed in this manner will be forwarded directly to our board of directors or named individual director(s).

Board Leadership Structure

        Our governing documents allow the roles of chairman and chief executive officer to be filled by the same or different individuals. This approach allows our board of director's flexibility to determine whether the two roles should be separated or combined based upon our needs and our board of director's assessment of our leadership from time to time. It is expected that our board of directors will regularly consider the advantages of having an independent chairman and a combined chairman and chief executive officer and is open to different structures as circumstances may warrant.

        At this time, our board of directors believes that separating the roles of chairman and chief executive officer serves the best interests of Bioverativ and its stockholders. We believe that having an independent chairman promotes a greater role for the independent directors in the oversight of our company, including oversight of material risks facing the company, encourages active participation by the independent directors in the work of our board of directors, enhances our board of directors' role of representing stockholders' interests and improves our board of directors' ability to supervise and evaluate our chief executive officer and other executive officers.

Qualification and Nomination of Directors

        The Corporate Governance Committee charter provides that the Corporate Governance Committee will consider and recommend to our board of directors nominees for election to, or for filling any vacancy on, Bioverativ's board of directors in accordance with its bylaws, its corporate governance principles and the committee's charter. The Corporate Governance Committee is expected to periodically review the requisite skills and characteristics of board members as well as the size, composition, functioning and needs of Bioverativ's board of directors as a whole. To be considered for board membership, a nominee for director must be an individual who has the highest personal and professional ethics and integrity, understands and is aligned with our core values and is committed to representing the long-term interests of our stockholders. Our directors must also be inquisitive and objective and have practical wisdom and mature judgment. In accordance with our corporate governance principles, we will endeavor to have a board of directors that collectively represents diverse experience at strategic and policy making levels in business, government, education, healthcare, science and technology and the international arena, and collectively has knowledge and expertise in the functional areas of accounting and finance, risk management and compliance, strategic and business planning, corporate governance, human resources, marketing and commercial and research and development. We expect that in selecting nominees to our board of directors, the Corporate Governance Committee will consider the diversity of skills and experience that a potential nominee possesses and the extent to which such diversity would enhance the perspective, background, knowledge and experience of our board of directors as a whole. We expect that the board of directors will consider personal diversity, including gender, ethnic and racial diversity, as an additional benefit to the board of directors as a whole.

        Whenever the Corporate Governance Committee concludes, based on the reviews or considerations described above or due to a vacancy, that a new nominee to Bioverativ's board of directors is required or advisable, it will consider recommendations from directors, management, stockholders and, if it deems appropriate, consultants retained for that purpose. In such circumstances, it will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources. Stockholders who wish to recommend an individual for nomination should send that person's name and supporting information to the committee, care of the Secretary, Bioverativ, 225 Second Avenue, Waltham, MA 02451. Stockholders who wish to directly nominate an individual for election as a director, without going through the Corporate Governance Committee must comply with the procedures in Bioverativ's amended and restated bylaws.

Item 11    Executive Compensation

        The "Named Executive Officers" for purposes of the disclosure set forth below are John G. Cox, the Chief Executive Officer of Bioverativ, and Mr. John Greene and Dr. Rogério Vivaldi Coelho, the two other executive officers who are expected to be the most highly compensated executive officers of Bioverativ.

        Except as noted below, the compensation described below that was paid to or earned by the Named Executive Officers from Biogen for 2016 and 2015, as the case may be. Prior to the distribution, Bioverativ was a part of Biogen and, therefore, compensation of executives of Bioverativ was determined by Biogen's Compensation and Management Development Committee. In connection with the distribution, Bioverativ's board of directors has formed the Compensation Committee. Following the distribution, executive compensation decisions were made by Bioverativ's Compensation Committee.

SUMMARY COMPENSATION TABLE

        The Summary Compensation Table shows the compensation paid to or earned by the Bioverativ Named Executive Officer listed below for the fiscal year ended December 31, 2016.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
John G. Cox	2016	$696,750	$258,706	$6,010,767	$594,636	$247,644	$181,167	$7,989,670
Chief Executive Officer
Rogério Vivaldi Coelho	2016	$96,154	$500,000	$0	$57,855	$0	$4,879	$658,888
EVP, Chief Global
Therapeutic Operations
Officer(6)
John T. Greene	2016	$84,135	$500,000	$0	$0	$0	$3,105	$587,240
EVP, Chief Financial
Officer and Treasurer(7)

Notes to the Summary Compensation Table

(1)
The amount for Mr. Cox reflects an additional cash bonus awarded in February 2017 in special recognition of his exceptional performance in 2016 in leading Bioverativ through the separation from Biogen and launch of the newly independent company. The amounts for Mr. Greene and Dr. Vivaldi Coelho reflect sign-on bonuses provided to each of them at the time of their hire in consideration of forfeitures due to their departure from their prior companies when joining Bioverativ. All other cash bonuses were based on achievement of performance criteria under Biogen's annual bonus plan, which is disclosed in Non-Equity Incentive Plan Compensation.

(2)
The amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718 for Restricted Stock Units (RSUs), Market Stock Units (MSUs) and Cash-Settled Performance Units (CSPUs) granted to Mr. Cox under Biogen's executive compensation plans during 2016, excluding the effect of estimated forfeitures. The fair value for MSU grants are estimated as of the date of grant using a lattice model with a Monte Carlo simulation. Assumptions used in this calculation are included on page F-20 in footnote 10, Share—Based Compensation Expense to the audited consolidated financial statements included elsewhere in this report. The MSU and CSPU grants are estimated based on target performance. The table below shows the target and maximum payouts possible for the 2016 MSU and CSPU awards based on the value at the date of grant and the payout ranges.

	2016
Executive Officer	Target Payout	Maximum Payout
Mr. Cox	$3,810,767	$7,621,534
(3)
The amounts reflect actual bonuses paid under Biogen's 2016 annual bonus plan.

(4)
The amounts reflect earnings in the Bioverativ Supplemental Savings Plan that are in excess of 120% of the applicable federal long-term rate. The federal long-term rate applied in this calculation is 3.14% for 2016.

(5)
The amounts for 2016 reflect the following:

Executive Officer	Company Matching Contribution to 401(k) Plan Account	Company Contribution to SSP Account	Personal Health and Financial Planning	Value of Company-Paid Life Insurance Premiums
Mr. Cox	$15,900	$156,382	$7,500	$1,385
Dr. Vivaldi Coelho	$4,615	$0	$0	$264
Mr. Greene	$2,885	$0	$0	$220
(6)
Dr. Vivaldi Coelho was hired effective October 16, 2016.

(7)
Mr. Greene was hired effective November 7, 2016. Due to his hire after November 1 during 2016, Mr. Greene was not eligible to participate in the Biogen 2016 annual bonus plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

        The Outstanding Equity Awards At Fiscal Year-End Table summarizes the number of Biogen securities underlying equity awards outstanding under Biogen's equity plans for the Bioverativ Named Executive Officers listed below as of December 31, 2016.

		Option Awards(1)				Stock Awards
								Equity Incentive Plan Awards
								Number of Unearned Shares or Units That Have Not Vested(4)	Market Value of Unearned Shares or Units That Have Not Vested(3)
						Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
		Number of Securities Underlying Unexercised Options
	Grant Date			Option Exercise Price	Option Expiration Date
		Exercisable	Unexercisable
John G. Cox	2/12/2008	2,892	0	$60.56	2/11/2018	—	—	—	—
	2/24/2009	7,588	0	$49.65	2/23/2019	—	—	—	—
	2/12/2013	—	—	—	—	—	—	2,249	$637,771
	2/12/2014	—	—	—	—	2,483	$704,129	—	—
	2/12/2014	—	—	—	—	—	—	1,224	$347,102
	2/23/2015	—	—	—	—	2,297	$651,383	—	—
	2/23/2015	—	—	—	—	—	—	2,421	$686,547
	2/22/2016	—	—	—	—	8,466	$2,400,788	—	—
	2/22/2016					—	—	11,850	$3,360,423
	4/1/2016	—	—	—	—	8,444	$2,394,550	—	—
Rogério Vivaldi Coelho		—	—	—	—	—	—	—	—
John T. Greene		—	—	—	—	—	—	—	—

Notes to the Outstanding Equity Awards Table

(1)
All stock option grants were granted with a ten-year term. Stock option grants vest 25% over the first four anniversaries of the grant date. It has not been the Biogen's practice to cash out stock options having an exercise price greater than the market price (i.e., underwater options).

(2)
Reflects CSPUs except for 8,444 RSUs granted to Mr. Cox on April 1, 2016, each vesting 1/3 per year for a total of 3 years. CSPUs were granted in 2016, 2015 and 2014. Numbers reflect the number of CSPUs earned and eligible to vest based on Biogen's financial performance for each of 2016, 2015 and 2014, but that have not satisfied the service-based vesting requirement as of December 31, 2016. CSPUs that have been earned upon satisfaction of the performance conditions vest ratably over three years from the grant date. These awards were converted to RSUs upon Distribution.

(3)
The market value of awards is based on the closing price of Biogen's stock on December 31, 2016 ($283.58), as reported by the NASDAQ Global Select Market.

(4)
MSUs were granted in 2016, 2015, 2014 and 2013. These are performance-based restricted stock units tied to the growth in Biogen's stock price between the dates of grant and vesting. MSUs are eligible to vest ratably over four years for grants made in 2013, and three years for grants made in 2014, 2015 and 2016. The number and value of unearned shares reflects maximum performance results for MSUs granted in 2013 and 2016 and target performance results for MSUs granted in 2014 and 2015 based on the prior year's performance in each case. These awards were converted to RSUs upon Distribution.

Bioverativ Employment Arrangements

John G. Cox Letter Agreement

        In connection with the separation of Biogen and Bioverativ, Biogen entered into an offer letter agreement with our Chief Executive Officer, John G. Cox, on May 19, 2016. Pursuant to the terms of the offer letter agreement, Mr. Cox's employment with Bioverativ is on an at-will basis and he is entitled to a post-distribution starting annual base salary of $800,000 and an annual cash target bonus of 100% of his annual base salary. Following the distribution, Mr. Cox received a one-time Founder's Grant of Bioverativ stock options with an approximate grant date expected value of $6,500,000, with a per share exercise price equal to the fair market value of Bioverativ's common stock on the date of grant. The initial grant of stock options vests in full on the third anniversary of the date of grant and is subject to the Bioverativ Inc. 2017 Omnibus Equity Plan (the Omnibus Plan) (described below). Subject to the annual determination of Bioverativ's board of directors and Compensation Committee, the offer letter agreement also provided that Mr. Cox will be eligible for a post-distribution annual long-term incentive award with a current planning reference value of $6,500,000. On February 14, 2017, the board of directors, based on the recommendation of the Compensation Committee approved the annual long-term incentive award for Mr. Cox, with a grant date value of $6,500,000. This award was granted on February 14, 2017 and was divided equally between RSUs and stock options. These stock options and RSUs vest in three equal annual installments from the date of grant and are subject to the terms of the Omnibus Plan.

        In the event that, within one year following the distribution, Mr. Cox is involuntarily terminated other than for cause or resigns his employment following adverse changes to his terms and conditions of employment under certain circumstances (and subject to his execution of a release of claims), Mr. Cox will be entitled to receive (i) a lump sum severance payment equal to 24 months of base salary and target bonus, (ii) up to 12 months of outplacement services and (iii) continued subsidized health benefits for up to 21 months. It is expected that a termination of employment following the first anniversary of the distribution will be governed by a Bioverativ executive severance plan. The offer letter agreement further provides that no gross-up payment would be made in the event that a severance payment or benefit due to Mr. Cox is subject to a "golden parachute" excise tax, and specifies that if the amounts payable to Mr. Cox otherwise would be subject to such an excise tax, the payment amount will be reduced to the maximum amount that will not trigger the excise tax.

John T. Greene Letter Agreement

        In connection with the separation of Biogen and Bioverativ, Biogen entered into an offer letter agreement with John T. Greene, our Executive Vice President, Chief Financial Officer and Treasurer. Pursuant to the terms of the offer letter agreement, Mr. Greene's employment with Bioverativ is on an at will basis and he is entitled to a post distribution starting annual base salary of $625,000 and an annual cash target bonus of 50% of his annual base salary. Following the distribution, Mr. Greene received a one-time Founder's Grant of Bioverativ stock options with an approximate grant date expected value of $1,900,000, with a per share exercise price equal to the fair market value of Bioverativ's common stock on the date of grant. The initial grant of stock options vests in full on the third anniversary of the date of grant and is subject to the Omnibus Plan. Subject to the annual determination of Bioverativ's board of directors and Compensation Committee, the offer letter agreement also provided that Mr. Greene will be eligible for a post-distribution annual long-term incentive award with a current planning reference value of $1,900,000. On February 14, 2017, the Compensation Committee approved the annual long-term incentive award for Mr. Greene, with a grant date value of $1,900,000. This award was granted on February 14, 2017 and was divided equally between RSUs and stock options. These stock options and RSUs vest in three equal annual installments from the date of grant and are subject to the terms of the Omnibus Plan.

        In the event that, within one year following the distribution, Mr. Greene is involuntarily terminated other than for cause or resigns his employment following adverse changes to his terms and conditions of employment under certain circumstances (and subject to his execution of a release of claims), Mr. Greene will be entitled to receive (i) a lump sum severance payment equal to 18 months of base salary and target bonus, (ii) up to 9 months of outplacement services and (iii) continued subsidized health benefits for up to 18 months. It is expected that a termination of employment following the first anniversary of the distribution will be governed by a Bioverativ executive severance plan.

Rogério Vivaldi Coelho Letter Agreement

        In connection with the separation of Biogen and Bioverativ, Biogen entered into an offer letter agreement with Rogério Vivaldi Coelho, our Executive Vice President and Chief Global Therapeutic Operations Officer. Pursuant to the terms of the offer letter agreement, Dr. Vivaldi's employment with Bioverativ is on an at will basis and he is entitled to a post-distribution starting annual base salary of $500,000 and an annual cash target bonus of 50% of his annual base salary. Following the distribution, Dr. Vivaldi received a one-time Founder's Grant of Bioverativ stock options with an approximate grant date expected value of $1,900,000, with a per share exercise price equal to the fair market value of Bioverativ's common stock on the date of grant. The initial grant of stock options vests in full on the third anniversary of the date of grant and will be subject to the Omnibus Plan. Subject to the annual determination of Bioverativ's board of directors and Compensation Committee, the offer letter agreement also provided that Mr. Vivaldi Coelho will be eligible for a post-distribution annual long-term incentive award with a current planning reference value of $1,900,000. On February 14, 2017, the Compensation Committee approved the annual long-term incentive award for Dr. Vivaldi, with a grant date value of $1,900,000. This award was granted on February 14, 2017 and was divided equally between RSUs and stock options. These stock options and RSUs vest in three equal annual installments from the date of grant and are subject to the terms of the Omnibus Plan.

        In the event that, within one year following the distribution, Dr. Vivaldi Coelho is involuntarily terminated other than for cause or resigns his employment following adverse changes to his terms and conditions of employment under certain circumstances (and subject to his execution of a release of claims), Dr. Vivaldi Coelho will be entitled to receive (i) a lump sum severance payment equal to 18 months of base salary and target bonus, (ii) up to 9 months of outplacement services and (iii) continued subsidized health benefits for up to 18 months. It is expected that a termination of employment following the first anniversary of the distribution will be governed by a Bioverativ executive severance plan.

Bioverativ Compensation and Savings Plans

        In connection with the separation, our board of directors adopted and Biogen, in its capacity as the sole stockholder of Bioverativ prior to the separation, approved, the following equity compensation plans: the Bioverativ Inc. 2017 Performance-Based Management Incentive Plan (Performance-Based Management Incentive Plan); the Omnibus Plan ; the Bioverativ Inc. 2017 Non-Employee Directors Equity Plan (Non-Employee Directors Equity Plan); and the Bioverativ Inc. 2017 Employee Stock Purchase Plan (ESPP) for employees, executive officers and non-employee directors of the company. In addition, the board of directors adopted the Bioverativ Inc. Supplemental Savings Plan (SSP) and the Bioverativ Voluntary Board of Directors Savings Plan (Directors Savings Plan). A description of the Omnibus Plan and the Performance-Based Management Incentive Plan is contained in the Information Statement filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on January 5, 2017 and is incorporated herein, and a description of the Non-Employee Directors Equity Plan, the ESPP, the SSP and the Directors Savings Plan is contained in Item 5.02 to our Current Report on Form 8-K, filed with the SEC on February 2, 2017 and is incorporated herein. See also Item 9B. Other Information

Director Compensation

        Effective in 2017, each non-employee director of Bioverativ will receive the following compensation:

  •
  An annual cash retainer of $60,000, which may, at the election of the director, be paid in shares of stock of Bioverativ in lieu of such cash retainer.

  •
  An initial election stock option grant with a grant date value of $450,000. The initial election grant will generally vest ratably on each of the first three anniversaries of the date of grant (subject to continued service) and will be granted pursuant to the Non-Employee Directors Equity Plan.

  •
  For each term of service after the initial term, an annual equity retainer with a grant date value of $300,000, divided equally between stock options and full value awards such as restricted stock or restricted stock units (RSUs). The annual equity retainer will generally vest on the first anniversary of the date of grant (subject to continued service) and will be granted pursuant to the Non-Employee Directors Plan.

        In addition to the foregoing remuneration, (i) our non-executive chair of the board of directors will receive an additional $100,000 annual retainer. $50,000 of which will be paid in cash; and, in 2017, the remaining $50,000 will be an initial supplemental grant of stock options vesting ratably on each of the first three anniversaries of the date of grant and, for years subsequent to 2017, the remaining $50,000 will be a supplemental grant divided equally between stock options and full value awards such as restricted stock or RSUs generally vesting on the first anniversary of the date of grant (subject to continued service); (ii) the chair of each of the Audit Committee, Compensation Committee and the Corporate Governance Committee will receive an additional annual cash retainer of $25,000, $20,000 and $15,000, respectively; and (iii) directors serving on each of the Audit Committee, Compensation Committee and the Corporate Governance Committee, other than the chairs of such committees, will receive an additional annual cash retainer of $10,000, $8,000 and $6,000, respectively.

        No director compensation was paid to any Bioverativ director in 2016.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 2016, Bioverativ did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who are expected to serve as our executive officers were made by Biogen's Compensation and Management Development Committee.

Item 12    Security Ownership By Certain Beneficial Owners and Management and Related Stockholder Matters

        The following tables set forth information regarding the beneficial ownership of our common stock as of February 28, 2017 by: (1) each person who is known by us who beneficially owns more than five percent of our common stock, (2) each director and named executive officer and (3) all of our directors and executive officers as a group. All percentages are based on our shares outstanding as of February 28, 2017.

Security Ownership of Certain Beneficial Owners

        Based solely on our review of publicly filed Schedules 13D and 13G as of March 6, 2017, the following stockholders beneficially own more than five percent of our common stock.

Name and Address of Beneficial Owner(1)	Number of Owned Shares of Our Common Stock	Percent of Shares Outstanding
PRIMECAP Management Company(2)	7,756,374	7.2%
225 South Lake Avenue Suite 400 Pasadena, CA 91101
ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC(3) One Letterman Drive, Building D San Francisco, CA 94129	8,132,880	7.5%

(1)
As of March 6, 2017, the holders listed in the table above were the only holders who had filed Schedules 13D or 13G with the SEC. Based on ownership of Biogen Inc. prior to the distribution, it is possible that holders of 5% or more of Biogen stock who received Bioverativ stock in the distribution may own 5% or more of Bioverativ stock but have not yet filed Schedules 13D or 13G.

(2)
Based solely on information as of February 28, 2017 contained in a Schedule 13G filed with the SEC by PRIMECAP Management Company on March 6, 2017, which also indicates that it has sole voting power over 1,021,943 Bioverativ shares and sole dispositive power over 7,756,374 Bioverativ shares.

(3)
Based solely on information reported in a Schedule 13D filed jointly by ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC on February 16, 2017, as amended on March 2, 2017, they have shared power to vote and shared power to dispose of 8,132,880 Bioverativ shares. Shares reported as beneficially owned by ValueAct Capital Master Fund, L.P. are also reported as beneficially owned by (i) ValueAct Management L.P. as the manager of the investment partnership, (ii) ValueAct Management LLC, as General Partner of ValueAct Management L.P., (iii) ValueAct Holdings, as the sole owner of the limited partnership interests of ValueAct Management L.P. and the membership interests of ValueAct Management LLC and as the majority owner of the membership interests of VA Partners I and (iv) ValueAct Holdings GP, as General Partner of ValueAct Holdings. Shares reported as beneficially owned by ValueAct Capital Master Fund, L.P. are also reported as beneficially owned by VA Partners I, as General Partner of ValueAct Capital Master Fund, L.P. VA Partners I, ValueAct Management L.P., ValueAct Management LLC, ValueAct Holdings and ValueAct Holdings GP also, directly or indirectly, may own interests in one or more than one of the partnerships from time to time.

Security Ownership of Directors and Executive Officers

        The following table provides information regarding beneficial ownership of our named executive officers, our directors, director and all of our directors and executive officers as a group. The address of each director and executive officer shown in the table below will be 225 Second Avenue, Waltham, MA 02451.

	Amount and Nature of Beneficial Ownership (Number of Bioverativ Shares)
Name	Direct	Indirect	Right to Acquire within 60 days(2)	Total	Percent of Class(3)
John G. Cox	58,915	—	84,497	143,412	*
Alexander J. Denner, Ph.D.(1)	3,945	155,000	—	158,945	*
John Greene	—	—	—	—	*
Louis J. Paglia	—	—	—	—	*
Anna Protopapas	—	—	—	—	*
Brian S. Posner	2,637	—	—	2,637	*
Rogério Vivaldi Coelho, M.D.	—	—	—	—	*
Directors and Officers as a Group (11)	180,167	155,000	84,497	335,167	*

(1)
Includes (i) 95,071 shares of common stock directly beneficially owned by Sarissa Capital Domestic Fund LP, a Delaware limited partnership (Sarissa Domestic); and (ii) 59,929 shares of common stock directly beneficially owned by Sarissa Capital Offshore Master Fund LP, a Cayman Islands limited partnership (Sarissa Offshore and, together with Sarissa Domestic, the Sarissa Funds). Alexander J. Denner, Ph.D. is the Chief Investment Officer of Sarissa Capital Management LP (Sarissa Capital), the investment advisor to the Sarissa Funds, and is the managing member of the general partner of Sarissa Capital. Dr. Denner is also the managing member of the ultimate general partner of the Sarissa Funds. By virtue of the foregoing, Dr. Denner may be deemed to indirectly beneficially own the shares that the Sarissa Funds directly beneficially own. Dr. Denner disclaims beneficial ownership of such shares of common stock owned by the Sarissa Funds.

(2)
Includes options to purchase 66,611 shares and restricted stock units to acquire 17,886 shares of our common stock that may be acquired within sixty (60) days.

(3)
Less than one percent.

Equity Compensation Plan Information

        All of Bioverativ's equity compensation plans were adopted the board of directors and its sole stockholder in 2017, prior to the distribution. Accordingly, there were no shares of common stock that were issued or subject to issuance under Bioverativ's equity compensation plans as of December 31, 2016.

Item 13    Certain Relationships and Related Person Transactions

Agreements with Biogen

        Following the distribution, Bioverativ and Biogen are operating separately, each as an independent public company. Immediately prior to the separation, Bioverativ and Biogen entered into a separation agreement and several other agreements to effect the separation and provide a framework for Bioverativ's relationship with Biogen after the distribution. These agreements govern the relationships between Biogen and Bioverativ subsequent to distribution and provide for the separation between Biogen and Bioverativ of the assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the distribution. In addition to the separation agreement (which contains many of the key provisions related to Bioverativ's separation from Biogen, including the distribution of Bioverativ's shares of common stock to Biogen stockholders), these agreements include:

  •
  the tax matters agreement;

  •
  the employee matters agreement;

  •
  the intellectual property license agreement;

  •
  the manufacturing and supply agreement; and

  •
  the transition services agreement.

        The forms of material agreements described below have been filed with the SEC. The summaries below set forth the terms of the agreements that Bioverativ believes are material. These summaries are qualified in their entireties by reference to the full text of the applicable agreements, which are incorporated by reference into this report.

        The terms of the agreements described below that are in effect following the distribution.

The Separation Agreement

        The separation agreement sets forth our agreements with Biogen regarding the principal actions taken in connection with the separation, including the distribution. The separation agreement identifies assets transferred, liabilities assumed and contracts assigned to each of Bioverativ and Biogen and it provides for when and how these transfers, assumptions and assignments will occur.

        Transfer of Assets and Assumption of Liabilities.    The separation agreement identifies assets transferred, liabilities assumed and contracts assigned to each of Biogen and us. The separation agreement provides for transfers of assets and assumptions of liabilities that are necessary so that we and Biogen retain the assets necessary to operate our respective businesses and retain or assume the liabilities allocated in accordance with the separation. The separation agreement also provided for the settlement or extinguishment of certain liabilities and other obligations between us and Biogen.

        Except as otherwise set forth in the separation agreement or any ancillary agreement, each party to the separation agreement assumed the liability for, and control of, all pending, threatened and future legal matters related to its own business or its assumed or retained liabilities.

        The allocation of liabilities with respect to taxes, except for payroll taxes and reporting and other tax matters expressly covered by the employee matters agreement, are solely covered by the tax matters agreement.

        Further Assurances.    Each party agreed to use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the separation agreement and other transaction agreements.

        Employee Non-Solicit.    Biogen and Bioverativ are subject to mutual nine month employee non-solicitation and non-hire obligations, subject to customary exceptions.

        Certain Restrictions.    For two years after the distribution date, Biogen and Bioverativ are subject to non-compete obligations, subject to customary carve-outs for performance under ancillary agreements and acquisitions of entities engaged in a restricted business. Generally, Biogen will not engage in the field of hemoglobinopathies, and Bioverativ will not engage in the field of multiple sclerosis or the business of discovering, researching, developing, importing, exporting, manufacturing, marketing, distributing, promoting or selling any pharmaceutical product that contains dimethyl fumarate. The non-compete restrictions will fall-away upon a change of control (as defined in the agreement) of either Biogen or Bioverativ.

        The Distribution.    The separation agreement governs the rights and obligations of the parties with respect to the distribution.

        Indemnification.    The separation agreement provides for cross-indemnities that, except as otherwise provided in the separation agreement, are principally designed to place financial responsibility for the obligations and liabilities allocated to us under the separation agreement with us and financial responsibility for the obligations and liabilities allocated to Biogen under the separation agreement with Biogen.

        The separation agreement also specifies procedures with respect to claims subject to indemnification and related matters. Indemnification with respect to taxes will be governed by the tax matters agreement.

        Term/Termination.    The term of the separation agreement is indefinite and it may only be terminated with the prior written consent of both Biogen and us.

        Other Matters Governed by the Separation Agreement.    Other matters governed by the separation agreement include, without limitation, access to financial and other information, insurance, confidentiality and access to and provision of records.

Tax Matters Agreement

        We entered into a tax matters agreement with Biogen which generally governs Biogen's and Bioverativ's respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. In addition, the tax matters agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. The tax matters agreement also provides that Bioverativ is liable for taxes incurred by Biogen that may arise if Bioverativ takes, or fails to take, as the case may be, certain actions that may result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Code.

Employee Matters Agreement

        We entered into an employee matters agreement with Biogen. The employee matters agreement allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. The employee matters agreement generally provides that, unless otherwise specified, Bioverativ will be responsible for liabilities associated with employees who transfer to Bioverativ, whether incurred prior to or after the distribution, and Biogen will be responsible for liabilities associated with other employees, including employees retained by Biogen.

Intellectual Property License Agreement

        We entered into an intellectual property license agreement with Biogen in which each party has granted a license under certain intellectual property and technology. Biogen granted Bioverativ a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license to certain intellectual property to allow Bioverativ to use such intellectual property in connection with therapies for the treatment of hemophilia and other blood disorders. Biogen has also granted Bioverativ a perpetual, non-exclusive, worldwide license to certain intellectual property and technology in connection with the manufacturing of products for the treatment of hemophilia and other blood disorders.

        Bioverativ granted Biogen a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license to certain intellectual property for use outside of therapies for the treatment of hemophilia and other blood disorders. Bioverativ has granted Biogen a non-exclusive, worldwide license to certain technology for the term of the manufacturing and supply agreement to allow Biogen to fulfill its obligations under the manufacturing and supply agreement. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields.

Manufacturing and Supply Agreement

        We entered into a manufacturing and supply agreement with Biogen in which Biogen will manufacture, label and package products for Bioverativ, including drug substance, drug product and finished goods with respect to ELOCTATE and ALPROLIX, as well as certain clinical products. Pursuant to the agreement, Biogen has agreed not to manufacture or supply the drug substance, drug product or finished goods contemplated by the agreement, or any biosimilar of any such products, to any person other than Bioverativ until the date that is one year after the expiration or termination of the agreement.

        The manufacturing and supply agreement has an initial term of five years, with a five year extension in Bioverativ's sole discretion and a further five year extension with the consent of the parties. The supply of certain products depends on the regulatory approvals and licenses obtained by Bioverativ on a jurisdiction-by-jurisdiction basis in accordance with the phases of production and supply provided for in the agreement. The manufacturing and supply obligations are generally performed under the agreement on a cost-plus basis. The agreement contains customary provisions for the transfer of manufacturing technology and processes to other manufacturers for the benefit of Bioverativ.

Transition Services Agreement

        We entered into a transition services agreement with Biogen in which Biogen will provide functional and supply-chain related and other services to Bioverativ, on an interim, transitional basis, following the distribution. The services include, among other things, distribution services in the United States for ELOCTATE and ALPROLIX to Bioverativ's customers until Bioverativ obtains all of the required regulatory authorizations. The agreement provides for Biogen to provide such services for a limited time, generally for a period of eighteen months following the date of the distribution, for specified fees. Bioverativ has the right to terminate any or all services upon 45 days' notice or such longer period as may be required to effect termination.

Review and Approval of Transactions with Related Persons

        Our board of directors adopted a written policy for the review of related party transactions. This policy provides when any related person has a direct or indirect material interest in a transaction that involves Bioverativ and involves or is expected to involve payments of $120,000 or more in the aggregate per fiscal year, our Corporate Governance Committee will review and approve all such proposed transactions or courses of dealing. In determining whether to approve or ratify a transaction with a related person, among the factors the Corporate Governance Committee may consider (as applicable) are:

  •
  the business reasons for entering into the transaction;

  •
  the size of the transaction and the nature of the related person's interest in the transaction;

  •
  whether the transaction terms are as favorable to us as they would be to an unaffiliated third party;

  •
  whether the transaction terms are more favorable to the related person than they would be to an unaffiliated third party;

  •
  the availability of alternative sources for comparable products, services or other benefits;

  •
  whether the transaction would impair the independence or judgment of the related person in the performance of his or her duties to us;

  •
  for non-employee directors, whether the transaction would be consistent with NASDAQ's requirements for independent directors;

  •
  whether the transaction is consistent with our conflict of interest policy which prohibits related persons and others from having a financial interest in any competitor, customer, vendor or supplier of ours;

  •
  the related person's role in arranging the transaction;

  •
  the potential for the transaction to be viewed as representing or leading to an actual or apparent conflict of interest; and

  •
  any other factors that the Corporate Governance Committee deems appropriate.

        There are no relationships or transactions with related persons that are required to be disclosed in this report under SEC rules.

Item 14    Principal Accountant Fees and Services

Independent Auditors' Fees

        PricewaterhouseCoopers LLP, the Company's independent registered accounting firm, provided audit services to Bioverativ during the fiscal year ended December 31, 2016. Audit fees totaling $720,000 were paid by Biogen. PricewaterhouseCoopers LLP did not provide any audit related, tax or other services to Bioverativ for the fiscal year ended December 31, 2016. No independent auditors provided any services to Bioverativ during the fiscal year ended December 31, 2015, as Bioverativ was formed in August 2016.

Pre-Approval of Audit and Permissible Non-Audit Services

        The Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. The Audit Committee must pre-approve any audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable securities laws, NASDAQ requirements or Public Company Accounting Oversight Board rules. In assessing whether to approve the use of our independent registered public accounting firm to provide permitted non-audit services, the Audit Committee tries to minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm. The Audit Committee will approve permitted non-audit services by our independent registered public accounting firm only when it will be more effective or economical to have such services provided by our independent registered public accounting firm than by another firm.

        The Audit Committee annually reviews and pre-approves the audit, audit-related, tax, and other permissible non-audit services that can be provided by the independent registered public accounting firm. After the annual review, any proposed services exceeding pre-set levels or amounts or additional services not previously approved requires separate pre-approval by the Audit Committee or the Chair of the Audit Committee. Any pre-approval decision made by the Chair of the Audit Committee is reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. Our Chief Accounting Officer and Chief Financial Officer can approve up to an additional $25,000 in the aggregate per calendar year for categories of services that the Audit Committee (or the Chair through its delegated authority) has pre-approved.

        Prior to the separation from Biogen in February 2017, the pre-approval of permitted services was performed by the Audit Committee of Biogen's board of directors. Following the separation, services provided by the independent registered public accounting firm will be pre-approved by our Audit Committee, in accordance with Bioverativ's pre-approval policy.

GLOSSARY OF SCIENTIFIC TERMS

        Below is a list of additional scientific terms and their respective meanings which are used throughout this report.

        ALPROLIX:    [Coagulation Factor IX (Recombinant), Fc Fusion Protein], our recombinant factor IX therapy for the treatment of hemophilia B.

        Beta-Thalassemia:    An inherited blood disorder caused by mutations in the gene for beta-globin, a sub-unit of the oxygen-carrying protein of red blood cells, that results in excessive destruction of red blood cells and their precursors that could lead to life-threatening anemia, enlarged spleen, liver and heart, and bone abnormalities.

        Biologics:    Medical products made from a variety of natural sources (human, animal or microorganism) intended to treat diseases and medical conditions or used to prevent or diagnose diseases; products include vaccines, blood and blood products, allergenic extracts, human cells and tissues, gene therapies and cellular therapies.

        Biosimilars:    A biological product that is highly similar to a U.S.-licensed reference biological product notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product.

        Bi-specific antibodies:    A class of antibodies that combine two antigen-recognizing elements into a single construct to bind two targets at the same time.

        ELOCTATE:    [Antihemophilic Factor (Recombinant), Fc Fusion Protein], our recombinant factor VIII therapy for the treatment of hemophilia A. ELOCTA is the approved trade name for ELOCTATE in the European Union.

        Extended Half-Life:    Prolonged circulation of the replacement clotting factor therapy in the body.

        Generic Drug:    A small-molecule drug that is the same as, and bioequivalent to, an already-approved small molecule drug.

        Hemophilia A:    A medical condition that occurs when clotting factor VIII, a naturally occurring protein in blood that controls bleeding, is not present in sufficient amounts or is absent.

        Hemophilia B:    A medical condition that occurs when clotting factor IX, a naturally occurring protein in blood that controls bleeding, is not present in sufficient amounts or is absent.

        Sickle Cell Disease:    A group of genetic disorders that occurs due to inheritance of mutations in hemoglobin, the oxygen carrying molecule inside red blood cells, resulting in chronic anemia and vascular obstructive complications.

        von Willebrand Factor:    A naturally occurring protein in blood and the lining of blood vessels involved in bleeding and clotting that also binds to and stabilizes clotting factor VIII.

PART IV

Item 15    Exhibits and Financial Statement Schedules

a.
(1)    Audited Consolidated Financial Statements:

        The following financial statements are filed as part of this report:

  (2)
  Financial Statement Schedules

          Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

  (3)
  Exhibits

          The exhibits listed on the Exhibit Index beginning on page 84, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

Item 16    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVERATIV INC.
By:	/s/ JOHN G. COX John G. Cox Chief Executive Officer

Date: March 24, 2017

        Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN G. COX John G. Cox	Director and Chief Executive Officer (principal executive officer)	March 24, 2017
/s/ JOHN T. GREENE John T. Greene	Executive Vice President, Chief Financial Officer (principal financial officer)	March 24, 2017
/s/ DIANTHA DUVALL Diantha Duvall	Vice President, Chief Accounting Officer (principal accounting officer)	March 24, 2017
/s/ BRIAN S. POSNER Brian S. Posner	Director and Chairman of Board of Directors	March 24, 2017
/s/ ALEXANDER J. DENNER Alexander J. Denner	Director	March 24, 2017
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	March 24, 2017
/s/ ANNA PROTOPAPAS Anna Protopapas	Director	March 24, 2017

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	**	Separation Agreement, dated as of January 31, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 2, 2017)

2.2	**	Transition Services Agreement, dated as of February 1, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on February 2, 2017)

2.3	**	Tax Matters Agreement, dated as of January 31, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on February 2, 2017)

2.4	**	Manufacturing and Supply Agreement, dated as of January 31, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on February 2, 2017)

2.5	**	Employee Matters Agreement, dated as of January 31, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on February 2, 2017)

2.6	**	Intellectual Property License Agreement, dated as of February 1, 2017, by and between Biogen Inc. and Bioverativ Inc. (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed on February 2, 2017)

3.1		Amended and Restated Certificate of Incorporation of Bioverativ Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on January 31, 2017, File No. 333-215837)

3.2		Amended and Restated By-Laws of Bioverativ Inc. (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on January 31, 2017, File No. 333-215837)

10.1	+	Bioverativ Inc. 2017 Performance-Based Management Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 2, 2017)

10.2	+	Bioverativ Inc. 2017 Omnibus Equity Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 31, 2017, File No. 333-215837)

10.3	+	Bioverativ Inc. 2017 Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 31, 2017, File No. 333-215839)

10.4	+	Bioverativ Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on January 31, 2017, File No. 333-215838)

10.5	+	Bioverativ Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 2, 2017)

10.6	+	Bioverativ Inc. Voluntary Board of Directors Savings Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 2, 2017)

10.7	*+	Form of restricted stock unit award agreement under the Bioverativ Inc. 2017 Omnibus Equity Plan

Exhibit Number		Exhibit Description
10.8	*+	Form of stock option agreement under the Bioverativ Inc. 2017 Omnibus Equity Plan

10.9	*+	Form of restricted stock unit award agreement under the Bioverativ Inc. 2017 Non-Employee Directors Equity Plan

10.10	*+	Form of stock option agreement under the Bioverativ Inc. 2017 Non-Employee Directors Equity Plan

10.11	+	Form of Indemnification Agreement between Bioverativ Inc. and individual directors and officers (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10 filed on November 29, 2016)

10.12	+	Letter regarding employment arrangement of John G. Cox dated May 19, 2016 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10 filed on November 29, 2016)

10.13	+	Letter regarding employment arrangement of John Greene dated October 28, 2016 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10 filed on November 29, 2016)

10.14	+	Letter regarding employment arrangement of Rogério Vivaldi, M.D. dated September 28, 2016 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10 filed on November 29, 2016,)

10.15	#	Second Amended and Restated Development and Commercialization Agreement between Bioverativ Therapeutics Inc. (formerly Biogen Idec Hemophilia Inc.) and Swedish Orphan Biovitrum AB (publ), dated April 10, 2014 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed on December 20, 2016)

10.16		Amendment No. 1 to Second Amended and Restated Development and Commercialization Agreement between Bioverativ Therapeutics Inc. (formerly Biogen Idec Hemophilia, Inc.) and Swedish Orphan Biovitrum AB (publ), dated August 13, 2014 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10 filed on October 21, 2016)

10.17		Amendment No. 2 to Second Amended and Restated Development and Commercialization Agreement between Bioverativ Therapeutics Inc. (formerly Biogen Idec Hemophilia, Inc.) and Swedish Orphan Biovitrum AB (publ), dated June 25, 2015 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10 filed on October 21, 2016)

21.1		Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form 10 filed on December 20, 2016)

23.1	*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	++	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
99.1	Information Statement of Bioverativ (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 11, 2017)

*
Filed herewith

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

#
Confidential treatment has been granted with respect to certain portions of this exhibit

+
Management contract or compensatory plan or arrangement

++
Furnished herewith

INDEX TO FINANCIAL STATEMENTS

HEMOPHILIA BUSINESS OF BIOGEN INC.

Consolidated Financial Statements

HEMOPHILIA BUSINESS OF BIOGEN INC.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In millions, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Product, net	$846.6	$554.1	$134.4
Collaboration	40.8	6.2	—

Total revenues	887.4	560.3	134.4

Cost and expenses:
Cost of sales	237.9	52.9	34.7
Research and development	178.8	186.1	239.8
Selling, general and administrative	178.3	223.3	220.0

Total cost and expenses	595.0	462.3	494.5

Income (loss) from operations	292.4	98.0	(360.1)
Other income (expense), net	(0.5)	0.6	1.1

Income (loss) before income tax expense (benefit)	291.9	98.6	(359.0)
Income tax expense (benefit)	(147.7)	(10.0)	1.3

Net income (loss)	$439.6	$108.6	$(360.3)

Net income (loss) per share:
Basic earnings per share	$4.07	$1.01	$(3.34)
Diluted earnings per share	$4.07	$1.01	$(3.34)
Weighted average shares used in calculating:
Basic earnings per share	108.0	108.0	108.0
Diluted earnings per share	108.0	108.0	108.0
Other comprehensive income (loss):
Net income (loss)	$439.6	$108.6	$(360.3)
Currency translation adjustment	1.5	(0.2)	0.4

Total other comprehensive income (loss)	1.5	(0.2)	0.4

Comprehensive income (loss)	$441.1	$108.4	$(359.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Consolidated Balance Sheets

(In millions)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Accounts receivable, net	$149.4	$94.4
Inventory	302.0	252.1
Other current assets	24.2	4.0

Total current assets	475.6	350.5
Property, plant and equipment, net	28.4	75.5
Intangible assets, net	51.7	30.0
Deferred tax assets	154.2	—
Other long-term assets	22.0	19.6

Total assets	$731.9	$475.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12.7	$10.8
Accrued expenses and other current liabilities	89.3	49.4

Total current liabilities	102.0	60.2
Other long-term liabilities	63.7	30.7

Total liabilities	$165.7	$90.9

Commitments and contingencies
Equity:
Net parent company investment	564.4	384.4
Accumulated other comprehensive loss	1.8	0.3

Total equity	566.2	384.7

Total liabilities and equity	$731.9	$475.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Consolidated Statements of Cash Flows

(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$439.6	$108.6	$(360.3)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	53.4	15.6	12.3
Stock-based compensation	15.3	13.2	13.9
Deferred taxes	(154.2)	—	—
Changes in operating assets and liabilities, net:
Accounts receivable	(55.0)	(27.0)	(67.4)
Inventory	(49.9)	(72.9)	(72.7)
Other assets	(22.6)	(5.4)	(12.2)
Accounts payable, accrued expenses and other current liabilities	42.0	(4.3)	22.2
Other liabilities	33.0	13.6	7.9

Net cash flows provided by (used in) operating activities	301.6	41.4	(456.3)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.7)	(10.6)	(21.2)
Acquisition of intangible assets	(26.5)	—	(35.1)

Net cash flows used in investing activities	(35.2)	(10.6)	(56.3)

Cash flows from financing activities:
Transfers from (to) Biogen	(266.4)	(30.8)	512.6

Net cash flows used in (provided by) financing activities	(266.4)	(30.8)	512.6

Net (decrease) increase in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of the year	$—	$—	$—

Cash and cash equivalents, end of the year	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Consolidated Statements of Equity

(In millions)

	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total equity
Balance, December 31, 2013 (unaudited)	$127.5	$0.1	$127.6
Net loss	(360.3)	—	(360.3)
Transfers from Biogen	526.1	—	526.1
Foreign currency translation adjustments	—	0.4	0.4

Balance, December 31, 2014	293.3	0.5	293.8
Net income	108.6	—	108.6
Transfers to Biogen	(17.5)	—	(17.5)
Foreign currency translation adjustments	—	(0.2)	(0.2)

Balance, December 31, 2015	384.4	0.3	384.7
Net income	439.6	—	439.6
Transfers to Biogen	(259.6)	—	(259.6)
Foreign currency translation adjustments	—	1.5	1.5

Balance, December 31, 2016	$564.4	$1.8	$566.2

The accompanying notes are an integral part of these Consolidated Financial Statements

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Preparation

Nature of Business

        Bioverativ Inc. (Bioverativ) separated from Biogen Inc. (Biogen) on February 1, 2017 as a result of a special dividend distribution of all the outstanding shares of common stock of Bioverativ to Biogen stockholders. The distribution was made to Biogen stockholders of record as of the close of business on January 17, 2017, who received one share of Bioverativ common stock for every two shares of Biogen common stock held as of such date. As a result of the distribution, Bioverativ is now an independent public company.

        Bioverativ holds the assets and liabilities of Biogen's former hemophilia business. Bioverativ is focused on the discovery, research, development and commercialization of innovative therapies for the treatment of hemophilia and other blood disorders. Unless the context otherwise requires, the combined hemophilia business of Biogen is referred to throughout these Notes as "Bioverativ", "we", "us", "our" or the "company."

        Bioverativ's marketed products include ELOCTATE and ALPROLIX, extended half-life factors for the treatment of hemophilia A and hemophilia B, respectively. Pursuant to a development and commercialization agreement, Bioverativ collaborates with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize ELOCTATE and ALPROLIX globally. Sobi has assumed responsibility for commercialization of ELOCTATE and ALPROLIX in Europe, Russia and certain countries in Northern Africa and the Middle East, while Bioverativ retains rights to commercialize those therapies in the United States, Japan, Canada, Australia, Latin American countries and all other markets excluding Sobi's commercialization territory. See Note 3, Collaborations, for further information on Bioverativ's collaboration with Sobi.

Basis of Preparation

        The accompanying consolidated financial statements have been prepared on a standalone basis and are derived from Biogen's consolidated financial statements and accounting records. The consolidated financial statements reflect the company's historical financial position, results of operations and cash flows as the business was operated as part of Biogen prior to the distribution, in conformity with U.S. generally accepted accounting principles (GAAP).

        These consolidated financial statements include allocations from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business. The research and development costs include depreciation and other facility-based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share-based compensation. These expenses have been allocated to the company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily based on hours or direct costs. The company considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the company operated as an independent, publicly traded company for the years presented.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business and Basis of Preparation (Continued)

        The income tax amounts in these consolidated financial statements have been calculated based on a separate return methodology and presented as if the company's operations were separate tax payers in the respective jurisdictions.

        Biogen maintained various benefit and share-based compensation plans at a corporate level and other benefit plans at a country level. The company's employees participated in such programs and a portion of the cost of those plans is included in the company's financial statements. However, the consolidated balance sheets do not include any equity related to share-based compensation plans.

        The company's equity balance in these consolidated financial statements represents the excess of total assets over total liabilities, including the due to/from balances between the company and Biogen (net parent company investment) and accumulated other comprehensive income. Net parent company investment is primarily impacted by contributions from Biogen which are the result of treasury activities and net funding provided by or distributed to Biogen.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the consolidated financial statements requires the company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis the company evaluates the estimates, judgments and methodologies. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        The company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Product Revenues

        We sell mainly to specialty pharmacies, hemophilia treatment centers, public and private hospitals and independent specialty distributors. Any discounts offered to these customers are reflected as on-invoice discounts. We also sell to specialty distributors who receive both on-invoice discounts as well as chargebacks for sales to various U.S. government agencies such as U.S. Public Health Service (PHS). Provisions for rebates, chargebacks to distributors, and discounts are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Actual amounts may ultimately differ from our estimates. If actual results vary,

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

we adjust these estimates, which could have an effect on earnings in the period of adjustment. To date historical adjustments have not been material.

        Product revenue reserves are categorized as follows: discounts and contractual adjustments. Discounts include trade term discounts and volume discounts. Trade term discounts relate to estimated obligations for credits to be granted to customers for remitting payment on their purchases within established incentive periods. Volume discounts are earned as customers reach certain tier levels based upon their purchases. Contractual adjustments primarily relate to Medicaid and PHS discounts. Product returns are insignificant and mainly resulting from product damaged in transit or incorrectly shipped.

Collaborations

        Our development and commercialization arrangement with Sobi represents a collaborative arrangement because both Sobi and us are active participants and exposed to significant risks and rewards of the arrangement. Where we are the principal on sales transactions with third parties, we recognize revenue, cost of sales, including royalty cost of sales, and operating expenses on a gross basis in our income statement. We recognize payments between Sobi and us based upon their nature. These payments consist of royalty cost of sales, royalty revenue and contract manufacturing revenue. Royalty revenue and contract manufacturing revenue represent collaboration revenue in our income statement. See Note 3, Collaborations.

Accounts Receivable

        The majority of accounts receivable arise from product sales and primarily represent amounts due from specialty pharmacies, hemophilia treatment centers, public and private hospitals and independent specialty distributors as well as contract manufacturing revenue from Sobi. The company monitors the financial performance and creditworthiness of its customers so that the company can properly assess and respond to changes in their credit profile. The company provides reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.

Concentration of Credit Risk

        Sales to CVS Health Corporation and Accredo Health Incorporated, two specialty pharmacies individually represent 19% and 14%, respectively, of total revenues for the year ended December 31, 2016, 21% and 16%, respectively, of total revenues for the year ended December 31, 2015; and 20% for each of total revenues for the year ended December 31, 2014. Concentration of credit risk with respect to receivables, which are typically unsecured, are largely mitigated due to the wide variety of customers. The majority of accounts receivable arise from product sales in the United States, Japan and Canada and have standard payment terms which generally require payment within 30 to 90 days. The company monitors the financial performance and creditworthiness of its customers so that the company can properly assess and respond to changes in their credit profile. The company continues to monitor these conditions and assess their possible impact on its business.

Inventory

        Inventories are stated at the lower of cost or market with cost based on the first-in, first-out (FIFO) method. Inventory that can be used in either the production of clinical or commercial products

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

is expensed as research and development costs when selected for use in a clinical manufacturing campaign.

Capitalization of Inventory Costs

        The company capitalizes inventory costs associated with its products prior to regulatory approval, when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In determining whether or not to capitalize such costs, the company evaluates, among other factors, information regarding the drug candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, the company evaluates risks associated with manufacturing the drug candidate and the remaining shelf-life of the inventories.

Obsolescence and Unmarketable Inventory

        The company periodically reviews its inventories for excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Contingencies

        We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. These changes in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Property, Plant and Equipment

        Property, plant and equipment is comprised of assets whereby a majority of its use was dedicated to the hemophilia business. Amounts are carried at cost. The cost of normal, recurring or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The company generally depreciates or amortizes the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful Lives
Land	Not depreciated
Buildings	15 to 40 years
Leasehold Improvements	Lesser of the useful life or the term of the respective lease
Furniture and Fixtures	5 to 7 years
Machinery and Equipment	5 to 20 years
Computer Software and Hardware	3 to 5 years

Acquired Intangibles

        Acquired intangibles include product rights and patents, which are recorded at fair value, assigned an estimated useful life, and are amortized over their estimated useful lives of approximately twelve years. See Note 6, Acquired Intangible Assets. Amortization is included in cost of sales in the consolidated statements of income.

Impairment of Long-Lived Assets

        Long-lived assets to be held and used, including property, plant and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

        Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Translation of Foreign Currencies

        The functional currency for the company's non-U.S. subsidiaries is their local currency. For non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of non-U.S. operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

Research and Development Expenses

        Research and development costs are expensed as incurred. Milestone payments prior to regulatory approval are expensed when the milestone is achieved. Payments made to counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in acquired intangible assets, net of accumulated

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amortization. Also included in research and development expenses are allocations from Biogen. See Note 11, Related Parties.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of compensation and benefits associated with direct sales personnel, outside marketing, advertising and legal expenses directly attributable to the company as well as allocations from Biogen. See Note 11, Related Parties.

Income Taxes

        In the company's consolidated financial statements, income tax expense and deferred tax balances have been calculated on a separate return basis although the company's operations have historically been included in the tax returns filed by the respective Biogen entities of which the company's business is a part. In the future, as a standalone entity, the company will file tax returns on its own behalf and its deferred taxes and effective income tax rate will differ from those in historical periods.

        Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The company maintains valuation allowances unless it is more likely than not that the deferred tax asset will be realized. With respect to uncertain tax positions, the company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.

        The company maintains an income taxes payable to/from account with Biogen. The company is deemed to settle current tax balances with the Biogen tax paying entities in the respective jurisdictions. The company's current income tax balances are reflected as income taxes payable and settlements, which are deemed to occur in the year following incurrence, are reflected as changes in net parent company investment in the consolidated balance sheets.

Accounting for Share-Based Compensation

        Share-based compensation programs are based upon Biogen share-based compensation plans. The Biogen plans grant awards that include stock options, restricted stock units which vest based on stock performance known as market stock units (MSUs), performance-vested restricted stock units which settle in cash by Biogen (CSPUs), time-vested restricted stock units (RSUs), and performance-vested restricted stock units which can be settled in cash or shares of our common stock (PUs) at the sole discretion of Biogen's Compensation and Management Development Committee of the Board of Directors. We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options' vesting periods. The fair values of MSUs are estimated using a lattice model with a Monte Carlo simulation. We apply an accelerated attribution method to recognize share-based compensation expense over the applicable service period, net of estimated forfeitures, when accounting for MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense is not adjusted to reflect the actual units earned. The fair values of RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized on a straight-line basis over the applicable service period. We apply an accelerated attribution method to recognize share-based compensation expense when accounting for CSPUs and PUs and the fair value of the liability is re-measured at the end of each reporting period through expected settlement. Compensation expense associated with CSPUs and PUs are based upon Biogen's common stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the Biogen common stock price and estimated outcome of the performance-related conditions until the date results are determined and settled. In connection with the separation outstanding Biogen CSPUs, MSUs and PUs were converted to Bioverativ RSUs and outstanding Biogen stock options were converted to Bioverativ stock options.

New Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the company adopts as of the specified effective date. Unless otherwise discussed, the company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the company's financial position or results of operations upon adoption.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The core principle of the new guidance is that management of public and private companies is required to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted this new guidance for the fiscal year ended December 31, 2016.

        In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

  •
  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

  •
  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

  •
  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

  •
  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

  •
  In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

        We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using FIFO or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our net financial position, but will impact our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for us on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for us on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

3. Collaborations

        In connection with the company's business strategy, the company has entered into various collaboration agreements which provide the company with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the company's collaborative partners. Terms of the various collaboration agreements may require the company to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.

Swedish Orphan Biovitrum AB (publ)

        In January 2007, Biogen acquired 100% of the stock of Syntonix Pharmaceuticals (Syntonix). Syntonix, now known as Bioverativ Therapeutics Inc. (formerly Biogen Hemophilia Inc.), had previously entered into a development and commercialization agreement with Sobi to jointly develop and commercialize Factor VIII and Factor IX hemophilia products, including ELOCTATE and ALPROLIX. Under the development and commercialization agreement, as has been amended and restated, Bioverativ has commercial rights for North America (the Biogen North America Territory) and for all other markets outside of the Sobi territory (the Biogen Direct Territory), which consists of Europe, Russia and certain countries in Northern Africa and the Middle East (the Sobi Territory).

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

3. Collaborations (Continued)

        In November 2014, Sobi exercised its option under the agreement to assume final development and commercialization activities in the Sobi Territory for ELOCTA (the trade name for ELOCTATE in the European Union). In July 2015, Sobi exercised its option under the agreement to assume final development and commercialization of ALPROLIX within the Sobi Territory. Upon each exercise of opt-in right under the terms of the development and commercialization agreement, Sobi made a $10.0 million payment in escrow.

        Upon European Medicines Agency (EMA) regulatory approval of each of ELOCTA and ALPROLIX, Sobi was obligated to reimburse Bioverativ 50% of all shared manufacturing and development expenses incurred by Bioverativ from October 1, 2009 through the earlier of the date on which Sobi is registered as the marketing authorization holder for the applicable product or 90 days post-regulatory approval, as well as 100% of certain development expenses incurred exclusively for the benefit of the Sobi Territory (the Opt-In Consideration).

        ELOCTA was approved by the European Commission (EC) in November 2015. The Opt-In consideration and aggregate amount reimbursable by Sobi to us for ELOCTA was $211.0 million. As of December 31, 2016, approximately $143.9 million remained reimbursable to us by Sobi.

        ALPROLIX was approved by the EC in February 2016. The Opt-In consideration and aggregate amount reimbursable by Sobi to us for ALPROLIX was $184.7 million. As of December 31, 2016, approximately $122.6 million remained reimbursable to us by Sobi.

        The Opt-In Consideration for each product is being paid by Sobi using a cross-royalty cash payment structure for sales in each company's respective territories. If the reimbursement of the Opt-in Consideration for a product has not been achieved within six years of the first commercial sales of such product (the Reimbursement period), the company maintains the right to require Sobi to pay any remaining balances due to us within 90 days of the six year anniversary date of the first commercial sale. After Sobi's Opt-In Consideration has been repaid, the royalty paid and received by the company resets to the contractual royalty rate of 12%.

        Upon Sobi's first commercial sale in 2016, and during the Reimbursement period, the royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in our territory is 7%. After the Reimbursement period concludes, the royalty rate we pay to Sobi increases to 12%. For the year ended December 31, 2016 and for the expected term of the agreement, we are recording cost of sales at the effective royalty rate of approximately 11%. For the years ended December 31, 2015 and 2014, the royalty payable to Sobi based upon sales in the company's territory was 2%.

        The company is accounting for the development and commercialization agreement under a right to use model and is recognizing revenue over the term of the commercialization period.

        The royalty rate received by the company, during the Reimbursement period on sales of ELOCTATE and ALPROLIX in Sobi's territory is 17%. After the Reimbursement period concludes, the royalty we receive decreases to 12%. We are recording revenue at the effective royalty rate expected over the term of the agreement of approximately 14%.

        In September 2014, Sobi elected to treat BIVV 001 (rFVIIIFc-VWF-XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration.

        In February 2017, Sobi elected to treat BIVV 002 (rFIXFc-XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration. In consideration for its election, Sobi paid us $6.2 million.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

4. Reserves for Discounts and Allowances

        Following the company's product launches, the company began recognizing reserves for discounts and allowances related to products revenue.

        An analysis of the change in reserves is summarized as follows:

(In millions)	Discounts	Contractual Adjustments	Returns	Total
Balance at December 31, 2014	$1.9	$9.8	—	$11.7
Provision related to current period sales	109.9	105.8	—	215.7
Adjustment related to prior period sales	—	(1.3)	—	(1.3)
Credits/payments made	(106.0)	(98.3)	—	(204.3)

Balance at December 31, 2015	$5.8	$16.0	—	$21.8
Provision related to current period sales	160.9	165.2	1.3	327.4
Adjustment related to prior period sales	(2.0)	(0.7)	—	(2.7)
Credits/payments made	(158.7)	(154.0)	(1.0)	(313.7)

Balance at December 31, 2016	$6.0	$26.5	$0.3	$32.8

	As of December 31,
(In millions)	2016	2015
Reduction of accounts receivable	$11.1	$8.1
Current liability	21.7	13.7

Total reserves	$32.8	$21.8

5. Inventory

        The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Raw materials	$42.9	$41.7
Work in process	227.2	177.3
Finished goods	31.9	33.1

Total inventory	$302.0	$252.1

        Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales, and totaled $13.5 million, $1.3 million and $14.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.

6. Acquired Intangible Assets

        Acquired intangibles primarily relate to approval milestones for ALPROLIX paid to the former Syntonix shareholders. In 2014, upon the U.S. Food and Drug Administration's approval of ALPROLIX for the treatment of hemophilia B, a $20.0 million milestone was paid to the former

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

6. Acquired Intangible Assets (Continued)

Syntonix shareholders. This $20.0 million milestone and the corresponding deferred tax liability of $7.3 million were capitalized as an acquired intangible asset. In 2016, upon EMA approval of ALPROLIX in the European Union, an additional $20.0 million milestone was paid to the former Syntonix shareholders. This $20.0 million milestone and the corresponding deferred tax liability of $6.5 million were capitalized as an acquired intangible asset.

        Acquired intangible assets, net of accumulated amortization for 2016 and 2015 are $51.7 million and $30.0 million, respectively. During the years ending December 31, 2016, 2015 and 2014, amortization expense associated with acquired intangible assets was $4.8 million, $3.0 million and $2.2 million, respectively.

7. Property, Plant and Equipment

        Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2016	2015
Buildings	$8.0	$8.0
Leasehold improvements	—	38.5
Machinery and equipment	21.0	102.7
Computer software and hardware	5.9	19.2
Furniture and fixtures	0.5	1.5
Construction in progress	6.9	2.9

Total cost	42.3	172.8

Less: accumulated depreciation	13.9	97.3

Total property, plant and equipment, net	$28.4	$75.5

        The decrease in property plant and equipment is mainly due to $35.7 million of accelerated depreciation associated with Biogen's Cambridge, Massachusetts manufacturing facility, which was primarily dedicated to hemophilia manufacturing. In June 2016, Biogen announced its intent to cease manufacturing at this facility by the end of 2016. At December 31, 2016, the facility was subleased by Brammer Bio, LLC and will no longer be used for hemophilia manufacturing.

8. Income Taxes

        In the company's consolidated financial statements, income tax expense and deferred tax balances have been calculated on a separate tax return basis although the company's operations have historically been included in the tax returns filed by the respective Biogen entities of which the company's business is a part. In the future, as a standalone entity, the company will file tax returns on its own behalf and its deferred taxes and effective income tax rate may differ from those in the historical periods.

        The company maintains an income taxes payable to/from account with Biogen. The company is deemed to settle current tax balances with the Biogen tax paying entities in the respective jurisdictions. The company's current income tax balances are reflected as income taxes payable and settlements,

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

which are deemed to occur in the year following incurrence, are reflected as changes in net parent company investment in the consolidated balance sheets.

Income before income tax provision and income tax expense

	For the Year Ended December 31,
(In millions)	2016	2015	2014
Income (loss) before income tax expense (benefit):
Domestic	$284.1	$94.2	$(363.5)
Foreign	7.8	4.4	4.5

Total	$291.9	$98.6	$(359.0)

Income tax expense (benefit):
Current
Domestic	$8.4	$—	$—
Foreign	2.4	1.4	1.2

Deferred
Domestic	(158.5)	(11.4)	0.1

Total income tax expense (benefit)	$(147.7)	$(10.0)	$1.3

Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2016	2015
Deferred tax assets
Net operating loss	$85.5	$186.7
Tax credits	57.4	46.8
Inventory, other reserves, and accruals	14.5	9.5
Share-based compensation	3.4	3.1
Intangibles, net	9.5	9.6
Deferred revenue	3.6	—
Valuation allowance	—	(247.3)

Total deferred tax assets	$173.9	$8.4

Deferred tax liabilities
Purchased intangible assets	$(16.3)	$(8.4)
Depreciation and amortization, net	(3.4)	—

Total deferred tax liabilities	$(19.7)	$(8.4)

        We have deferred tax assets of $173.9 million and $255.7 million as of December 31, 2016 and 2015, respectively, comprised primarily of net operating losses and general business credit carryforwards for federal and state income tax purposes. We had established a valuation allowance of $247.3 million

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

as of December 31, 2015 given our cumulative losses and uncertainty about our cost structure as a standalone company. During the fourth quarter of 2016, we determined that it is more likely than not that our deferred tax assets will be realizable and released our valuation allowance of $247.3 million. We considered all evidence when making this determination which included our profitability in 2016, our expectation of future profitability, and the finalization of our transition service agreements with Biogen which occurred in the fourth quarter of 2016 and removed the uncertainty about our cost structure as a standalone company. The net operating losses and general business credit carryforwards represent tax attributes that the business would have generated on a standalone basis had the company filed separate returns. While the income statement effect is reflected in our standalone financial statements, the deferred tax assets resulting from our net losses and business credit carryforwards will not be available to reduce our tax liabilities in the future since those attributes have already been utilized in the tax returns of Biogen, thereby increasing our future taxes payable.

        Following the release of the valuation allowance and the separation from Biogen, our tax rate will increase to be more in line with the statutory rates of the jurisdictions where the income is earned and the remaining deferred tax assets available to us will be insignificant.

Income Tax Expense Reconciliation

	For the Year Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes	0.8	1.0	1.1
Taxes on foreign earnings	(0.1)	(0.3)	0.1
Credits and NOLs	(0.7)	(3.0)	2.7
Changes in valuation allowance	(84.8)	(42.7)	(38.3)
Other permanent items	(1.3)	(0.2)	(1.0)
Other	0.5	—	—

Effective income tax rate	(50.6)%	(10.2)%	(0.4)%

        As of December 31, 2016, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings and other basis differences aggregated approximately $17.8 million. We intend to reinvest these earnings indefinitely in operations outside the U.S. The residual U.S. tax liability, if cumulative amounts were repatriated, is immaterial as of December 31, 2016.

9. Earnings per Share

        Earnings per share (EPS) is calculated by dividing net income by 107,975,968 shares, which is the number of shares issued on February 1, 2017 in connection with the separation from Biogen. Prior to the separation, Bioverativ did not operate as a separate entity. The calculation of basic and diluted earnings per share assumes that the 107,975,968 shares issued to Bioverativ stockholders on February 1, 2017 in connection with the separation were outstanding from the beginning of the periods presented.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

9. Earnings per Share (Continued)

        The computation of diluted earnings per share excludes 2.5 million of outstanding diluted common share equivalents for stock options and time-vested restricted stock units as of February 28, 2017 because their inclusion would be anti-dilutive. For the period February 1, 2017 through February 28, 2017, share-based awards previously issued by Biogen, were converted and assumed by Bioverativ following the separation.

10. Share-Based Compensation

        Biogen maintains an incentive stock plan for the benefit of its officers, directors, and employees, including company employees. As the company receives employee services in consideration for the participation of the company's employees in these plans, a share-based payment expense for the awards granted to the company's employees has been reflected in the consolidated statements of income. The company's employees participate in (i) the Biogen Inc. 2008 Amended and Restated Omnibus Equity Plan (2008 Omnibus Plan) and (ii) the Biogen Inc. 2015 Employee Stock Purchase Plan (ESPP).

        The company's share-based compensation has been derived from the equity awards granted by Biogen to the company's employees. As the share-based compensation plans are Biogen's plans, the amounts have been recognized through net parent company investment on the consolidated balance sheets.

        All shares described herein represent shares of Biogen.

Share-Based Compensation Expense

        Share-based compensation expense relating to the company's employees was $14.8 million, $12.6 million and $13.4 million in 2016, 2015 and 2014, respectively.

        Approximately 47%, 16% and 10% of share-based compensation expense was classified in cost of sales expenses in 2016, 2015 and 2014, respectively. Approximately 25%, 36% and 43% of share-based compensation expense was classified in research and development expenses in 2016, 2015 and 2014, respectively. Approximately 28%, 48% and 47% of share-based compensation expense was classified in selling, general and administrative expenses in 2016, 2015 and 2014, respectively.

Market Stock Units

        MSUs awarded by Biogen to Bioverativ employees prior to 2014 vested in four equal annual increments beginning on the first anniversary of the grant date. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. MSUs awarded by Biogen to Bioverativ employees in 2014 and 2015 vest in three equal annual increments beginning on the first anniversary of the grant date, and participants may ultimately earn between 0% and 200% of the target number of units granted based on actual stock performance.

        The vesting of these awards is subject to the respective employee's continued employment. The number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

        The following table summarizes our MSU activity:

(In thousands)	Shares	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2015	19,000	$327.17
Granted(a)	13,000	$326.65
Vested	(12,000)	$231.41

Unvested at December 31, 2016	20,000	$354.43

(a)
MSUs granted in 2016 include approximately 2,000 MSUs issued in 2016 based upon the attainment of performance criteria set forth in those years

        MSUs are valued using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, the 30 calendar day average closing stock price on the date of grant, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Range of expected stock price volatility	38.2% - 40.7%	31.0% - 33.2%	31.7% - 35.1%
Range of risk-free interest rates	0.6% - 0.9%	0.2% - 1.0%	0.1% - 0.7%
30 calendar day average stock price on grant date	$260.67 - $304.86	$277.35 - $426.27	$280.88 - $335.65
Weighted-average per share grant date fair value	$326.65	$499.25	$393.97

        The total fair values of MSUs vested in 2016, 2015 and 2014 totaled $3.1 million, $7.1 million and $6.0 million, respectively.

Cash-Settled Performance Units

        CSPUs awarded to employees vest in three equal annual increments beginning on the first anniversary of the grant date. The vesting of these awards is subject to the respective employee's continued employment with such awards settled in cash. The number of CSPUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPUs may be issued or currently outstanding CSPUs may be cancelled upon final determination of the number of units earned. CSPUs will be settled in cash based on the 30 calendar day average closing stock price

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

through each vesting date, once the actual vested and earned number of units is known. Since no shares are issued, these awards do not dilute equity. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

        The following table summarizes our CSPU activity:

(In thousands)	Shares
Unvested at December 31, 2015	12,000
Granted(a)	5,000
Vested	(8,000)

Unvested at December 31, 2016	9,000

(a)
CSPUs granted in 2016 include awards granted in conjunction with our annual awards made in February 2016 and CSPUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

        The total cash paid by Biogen in settlement of CSPUs vested in 2016, 2015 and 2014 totaled $2.3 million, $5.3 million and $5.9 million, respectively.

Performance-Vested Restricted Stock Units

        In 2014, Biogen revised its long term incentive program to include a new type of award granted to certain employees in the form of restricted stock units that may be settled in cash or shares of Biogen common stock at the sole discretion of the Compensation and Management Development Committee of Biogen's board of directors. These awards are structured and accounted for the same way as the cash settled performance units, and vest in three equal annual increments beginning on the first anniversary of the grant date. The number of PUs granted represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends on December 31 of each year. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional PUs may be issued or currently outstanding PUs may be cancelled upon final determination of the number of units earned. PUs settling in cash are based on the 30 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

        The following table summarizes our PU activity:

(In thousands)	Shares
Unvested at December 31, 2015	9,000
Granted(a)	6,000
Vested	(4,000)

Unvested at December 31, 2016	11,000

(a)
PUs granted in 2016 include awards granted in conjunction with our annual awards made in February 2016 and PUs granted in conjunction with the hiring of employees. These grants reflect the target number of shares eligible to be earned at the time of grant.

        During 2016 and 2015, PUs that vested were settled in cash by Biogen totaling $1.0 million and $0.9 million, respectively.

Time-Vested Restricted Stock Units

        RSUs awarded to employees generally vest no sooner than one-third per year over three years on the anniversary of the date of grant, or upon the third anniversary of the date of the grant, provided the employee remains continuously employed with us, except as otherwise provided in the plan. Shares of Biogen common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

        The following table summarizes our RSU activity:

(In thousands)	Shares	Weighted Average Per Share Grant Date Fair Value
Unvested at December 31, 2015	37,000	$324.30
Granted	40,000	$267.08
Vested	(20,000)	$285.17

Unvested at December 31, 2016	57,000	$297.87

        RSUs granted in 2015 and 2014 had weighted average per share grant date fair values of $392.20 and $320.72, respectively.

        The total fair values of RSUs vested in 2016, 2015 and 2014 totaled $5.1 million, $10.6 million and $10.9 million, respectively.

Employee Stock Purchase Plan

        The company recognized share-based compensation expense associated with the Biogen ESPP plans of $0.5 million, $0.6 million and $0.5 million in 2016, 2015 and 2014, respectively.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

Bioverativ Share-Based Compensation Plans

        In connection with the separation, the company adopted its own share-based compensation plans. The Bioverativ Inc. 2017 Omnibus Equity Plan (the Omnibus Plan); the Bioverativ Inc. 2017 Non-Employee Directors Equity Plan (the Directors Plan); and the Bioverativ Inc. 2017 Employee Stock Purchase Plan (ESPP). CSPUs, MSUs and RSUs held by Biogen employees who became employees of Bioverativ were converted into Bioverativ restricted stock units, and stock options held by Biogen employees who became employees of Bioverativ were converted into Bioverativ stock options, each according to the terms of an employee matters agreement entered into between Biogen and Bioverativ in connection with the separation (converted awards). Converted awards, as well as future awards issued to Bioverativ officers, directors and employees, will be awarded under, and subject to the terms of, the Omnibus Plan, the Directors Plan and the ESPP, as the case may be.

11. Related Parties

        The company has not historically operated as a standalone business and has various relationships with Biogen whereby Biogen provides services to the company.

Corporate Overhead and Other Allocations from Biogen

        These consolidated financial statements include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. The research and development costs include depreciation and other facility-based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share-based compensation. Also included in the allocations from Biogen are costs associated with its corporate restructuring announced in October 2015. The restructuring included an 11% reduction in Biogen's workforce. Allocated amounts have been included in research and development, selling, general and administrative and other income and expense. These expenses have been allocated to the company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily based on hours or direct costs. The company considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the company operated as an independent, publicly traded company for the periods presented. These allocations were reflected as follows in the consolidated financial statements:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Research and development allocations	$81.7	$73.4	$93.7
Selling, general and administrative allocations	67.7	75.1	60.1
Other (income) expense, net allocations	0.6	0.1	1.4

Total corporate overhead and other allocations from Biogen	$150.0	$148.6	$155.2

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

12. Other Consolidated Financial Statement Detail

Other Income (Expense), Net

        Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
Foreign exchange gains (losses), net	$—	$0.6	$1.7
Other, net	(0.5)	—	(0.6)

Total other income (expense), net	$(0.5)	$0.6	$1.1

Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2016	2015
Revenue-related rebates	$21.7	$13.7
Employee compensation and benefits	15.9	12.9
Clinical development expenses	5.5	11.9
Royalty and collaboration expenses	26.6	6.3
Taxes payable	10.8	—
Other	8.8	4.6

Total accrued expenses and other	$89.3	$49.4

Long-Term Liabilities

        Long-term liabilities consist of the following:

(In millions)	2016	2015
Employee compensation and benefits	$18.7	$16.5
Sobi payments	45.0	10.0
Other	—	4.2

Total long term liabilities	$63.7	$30.7

13. Litigation

        We are involved in various claims and legal proceedings, including the matters described below. For information as to our accounting policies relating to claims and legal proceedings, including use of estimates, and contingencies, see Note 2, Summary of Significant Accounting Policies, to these consolidated financial statements.

        With respect to some loss contingencies, an estimate of the possible loss or range of loss cannot be made until management has further information, including, for example, (i) which claims, if any, will

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

13. Litigation (Continued)

survive dispositive motion practice; (ii) information to be obtained through discovery; (iii) information as to the parties' damages claims and supporting evidence; (iv) the parties' legal theories; and (v) the parties' settlement positions.

Patent Matter

        Biogen received communications from a third party, Pfizer, regarding a proposal that Biogen take a license to Pfizer's U.S. Patent No. 8,603,777 (Expression of Factor VII and IX Activities in Mammalian Cells) and pay royalties on past and future sales of ALPROLIX. There is no pending litigation with Pfizer and an estimate of a possible loss or range of loss cannot be made at this time.

Government Matters

        On March 4, 2016, Biogen received a subpoena from the federal government for documents relating to Biogen's non-profit organizations that provide assistance to patients taking drugs sold by Biogen.

        On July 1, 2016, Biogen received civil investigative demands from the federal government for documents and information relating to Biogen's treatment of certain service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program.

14. Commitments and Contingencies

Former Syntonix Shareholders

        In connection with the acquisition of Syntonix in 2007, we agreed to pay an additional $80.0 million if certain milestone events associated with the development of ALPROLIX were achieved. The first $40.0 million milestone payment was achieved in 2010 and was recorded as research and development expense. The final milestone payments of $20.0 million each were paid in the second quarter of 2014 and the third quarter of 2016 in connection with the approval of ALPROLIX in the United States and European Union, respectively. Both milestones were capitalized as intangible assets in the second quarters of 2014 and 2016, respectively.

Other Contingent Development, Regulatory and Commercial Milestone Payments

        Based on our development plans primarily in gene therapy for hemophilia and other blood disorders as of December 31, 2016, we could make potential future milestone payments to third party collaborators of up to approximately $440.0 million. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

15. Guarantees

        As of December 31, 2016 and 2015, the company did not have significant liabilities recorded for guarantees.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

15. Guarantees (Continued)

        The company enters into indemnification provisions under agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, the company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date the company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, the company has no liabilities recorded for these agreements as of December 31, 2016 and 2015.

16. Employee Benefit Plans

401(k) Savings Plan

        Biogen maintains a 401(k) Savings Plan which is available to substantially all regular employees in the U.S. over the age of 21. Participants may make voluntary contributions. Biogen makes matching contributions according to the 401(k) Savings Plan's matching formula. All matching contributions and participant contributions vest immediately. The 401(k) Savings Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen Inc. Retirement Plan. The expense related to Biogen's 401(k) Savings Plan primarily consists of matching contributions.

        Expense related to the company's share of Biogen's 401(k) Savings Plan was approximately $2.2 million, $2.9 million and $2.2 million for 2016, 2015 and 2014, respectively.

17. Segment Information

        We operate as one operating segment, which is discovering, researching, developing and commercializing innovative therapies for the treatment of hemophilia and other blood disorders, and, therefore, our chief operating decision-maker manages the operations of our company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

        Revenue by product is summarized as follows:

	For the Years Ended December 31,
(In millions)	2016	2015	2014
United States
ELOCTATE	$445.3	$308.3	$58.4
ALPROLIX	267.9	208.8	72.1

Total product revenues	$713.2	$517.1	$130.5

All Other Markets
ELOCTATE	$67.7	$11.4	$—
ALPROLIX	65.7	25.6	3.9

Total product revenues	$133.4	$37.0	$3.9

Total
ELOCTATE	$513.0	$319.7	$58.4
ALPROLIX	333.6	234.4	76.0

Total product revenues	$846.6	$554.1	$134.4

Geographic Information

	For the Years Ended December 31,
(In millions)	2016	2015	2014
U.S.
Product revenues from external customers	$713.2	$517.1	$130.5
Revenue from collaborative partners	$40.8	$6.2	$—
Long-lived assets	$27.7	$75.0	$78.4
Japan
Product revenues from external customers	$105.7	$37.0	$3.9
Long-lived assets	$0.7	$0.5	$0.1
Other
Product revenues from external customers	$27.7	$—	$—
Long-lived assets	$—	$—	$—
Total
Product revenues from external customers	$846.6	$554.1	$134.4
Revenue from collaborative partners	$40.8	$6.2	$—
Long-lived assets	$28.4	$75.5	$78.5

HEMOPHILIA BUSINESS OF BIOGEN INC.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Data (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2016
Product revenue, net	$182.8	$204.9	$217.1	$241.8	$846.6
Collaboration revenue	8.9	5.4	12.1	14.4	40.8
Total revenues	191.7	210.3	229.2	256.2	887.4
Gross profit(1)	159.2	152.1	157.7	180.5	649.5
Net income	$66.7	$63.5	$80.5	$228.9	$439.6

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Total Year
2015
Product revenue, net	$96.6	$128.8	$156.3	$172.4	$554.1
Collaboration revenue	—	0.1	4.3	1.8	6.2
Total revenues	96.6	128.9	160.6	174.2	560.3
Gross profit(1)	83.9	112.8	138.5	172.2	507.4
Net income (loss)	$(26.1)	$11.6	$50.6	$72.5	$108.6

(1)
Gross profit is calculated as total revenues less costs of sales.

(2)
The fourth quarter of 2015 includes a $6.6 million adjustment that decreased cost of sales associated with the correction of immaterial errors arising during the 2015 interim periods.

19. Separation from Biogen

        Bioverativ separated from Biogen on February 1, 2017 as a result of a special dividend distribution of all the outstanding shares of common stock of Bioverativ to Biogen stockholders. The distribution was made to Biogen stockholders of record as of the close of business on January 17, 2017, who received one share of Bioverativ common stock for every two shares of Biogen common stock held as of such date. As a result of the distribution, Bioverativ is now an independent public company.

        In connection with our separation from Biogen, we received initial cash capitalization of $325.0 million in January 2017 and net working capital of $495.0 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bioverativ Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of the Hemophilia Business of Biogen Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 24, 2017