Form 10-Q
period 2017-06-30
Bioverativ Inc.
filed 2017-08-03
CIK 1681689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☑

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 1, 2017 was 108,182,043.

BIOVERATIV INC.

FORM 10-Q – Quarterly Report

For the Quarterly Period Ended June 30, 2017

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

These forward‑looking statements may include statements with respect to:

•	accounting estimates, assumptions and policies, and the expected impact of the adoption of new accounting standards;
•	estimates of liabilities;
•	separation related adjustments and ongoing costs of certain services provided by Biogen post-separation;
•	expected timing of the completion of certain transition and other services provided by Biogen to us;
•	purchase price allocation determinations in connection with acquisitions, including accounting assumptions, judgments and estimates used in connection such determinations;
•	anticipated contingent payments, including milestone and royalty payment obligations, and the timing thereof;
•	our exposure to market volatility and foreign currency and interest rate risks, and the anticipated impact of actions taken to mitigate such risks;
•	revenue growth and associated costs, discounts or rebates in connection with our products;
•	tax rates;
•	future cash flows, working capital needs, capital expenditures, strategic investments and access to capital;
•	future transactions in our securities and debt issuances;
•	dividends;
•	litigation related matters, including outcomes and expenses relating thereto;
•	the impact of healthcare reform, including any repeal, substantial modification or invalidation of the U.S. Patient Protection and Affordable Care Act;
•	business and strategic objectives;
•	business development activities;
•	our anticipated investments in infrastructure and personnel;
•	our expectation to invest in research and development activities;
•	expected clinical trials and timing thereof;
•	our anticipated geographic expansion;
•	our growth, including patient share growth;
•	our manufacturing, supply and distribution arrangements;
•	the sufficiency of our facilities;
•	our relationships with third parties, collaborators and our employees;
•	our operation as a standalone company;
•	receipt of necessary regulatory authorization and approvals;
•	our ability to finance our operations and business initiatives and obtain funding for such activities; and
•	the adoption and impact of new laws and accounting standards.

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
•

“Bioverativ,” “we,” “us,” “our,” “our company” and “the company” refer to Bioverativ Inc., a Delaware corporation, or Bioverativ Inc., together with its consolidated subsidiaries, as the context requires.

This report describes the business transferred to Bioverativ by Biogen in the separation as if the transferred business was Bioverativ’s business for all historical periods described. References in this report to Bioverativ’s historical assets, liabilities, products, businesses or activities of Bioverativ’s business are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the transferred business as the business was conducted as part of Biogen prior to the separation.  Since the separation date, Bioverativ has operated as a standalone company.

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

PART I – FINANCIAL INFORMATION

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited, in millions, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product, net	$263.9	$204.9	$505.8	$387.7
Collaboration	25.2	5.4	42.4	14.3
Total revenues	289.1	210.3	548.2	402.0
Cost and expenses:
Cost of sales	80.5	58.2	143.8	90.7
Research and development	33.7	49.9	70.6	104.2
Selling, general and administrative	61.3	39.3	108.3	78.3
Total cost and expenses	175.5	147.4	322.7	273.2
Income from operations	113.6	62.9	225.5	128.8
Other income (expense), net	3.0	(0.6)	2.6	(1.0)
Income before income tax expense (benefit)	116.6	62.3	228.1	127.8
Income tax expense (benefit)	39.5	(1.2)	81.7	(2.4)
Net income	$77.1	$63.5	$146.4	$130.2
Net income per share:
Basic earnings per share	$0.71	$0.59	$1.35	$1.21
Diluted earnings per share	$0.71	$0.59	$1.35	$1.21
Weighted average shares used in calculating:
Basic earnings per share	108.2	108.0	108.1	108.0
Diluted earnings per share	108.4	108.0	108.4	108.0
Other comprehensive income:
Net income	$77.1	$63.5	$146.4	$130.2
Currency translation adjustment	—	2.6	(2.5)	4.0
Total other comprehensive income	—	2.6	(2.5)	4.0
Comprehensive income	$77.1	$66.1	$143.9	$134.2

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions, except share data)

	As of	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$137.4	$—
Accounts receivable, net	179.0	149.4
Inventory	50.0	302.0
Due from Biogen	49.5	—
Other current assets	49.8	24.2
Total current assets	465.7	475.6
Restricted cash	40.0	—
Property, plant and equipment, net	25.0	28.4
Intangible assets, net	638.8	51.7
Goodwill	164.6	—
Deferred tax assets	0.7	154.2
Other long-term assets	22.7	22.0
Total assets	$1,357.5	$731.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17.2	$12.7
Accrued expenses and other current liabilities	142.8	89.3
Current portion of line of credit	49.5	—
Due to Biogen	20.8	—
Total current liabilities	230.3	102.0
Due to True North Therapeutics equityholders	40.0	—
Other long-term liabilities	87.2	63.7
Deferred tax liabilities	145.4	—
Contingent consideration	182.4	—
Total liabilities	$685.3	$165.7
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value (shares authorized of 50,000,000 at June 30, 2017 and 0 at December 31, 2016; no shares issued and outstanding at June 30, 2017 or at December 31, 2016)	—	—
Common stock, $0.001 par value (shares authorized of 800,000,000 at June 30, 2017 and 1,000 at December 31, 2016; shares issued and outstanding of 108,164,483 at June 30, 2017 and 1,000 at December 31, 2016)	0.1	—
Additional paid-in capital	549.7	—
Retained earnings	123.1	—
Net parent company investment	—	564.4
Accumulated other comprehensive income (loss)	(0.7)	1.8
Total equity	$672.2	$566.2
Total liabilities and equity	$1,357.5	$731.9

See accompanying notes to these unaudited condensed consolidated financial statements

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$146.4	$130.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8.4	23.3
Stock-based compensation	17.8	6.3
Deferred taxes	(2.8)	—
Changes in operating assets and liabilities, net:
Accounts receivable	(29.5)	(23.7)
Inventory	73.0	(32.8)
Due from Biogen, net	(28.7)	—
Other assets	(38.0)	(3.8)
Accounts payable, accrued expenses and other current liabilities	71.3	41.1
Other liabilities	23.5	16.6
Net cash flows provided by operating activities	241.4	157.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(10.6)	(2.3)
Acquisition of True North Therapeutics, net of cash	(395.7)	—
Acquisition of intangible assets	—	(26.5)
Net cash flows used in investing activities	(406.3)	(28.8)
Cash flows from financing activities:
Proceeds from line of credit	49.5	—
Transfers to Biogen	(45.2)	(128.4)
Cash from Biogen upon separation	325.0	—
Working capital adjustments paid to Biogen, net	(23.5)	—
Shares issued under employee benefit plans	(3.9)	—
Net cash flows provided by (used in) financing activities	301.9	(128.4)
Effect of foreign exchange rate changes on cash and equivalents	0.4
Net increase in cash and cash equivalents	137.4	—
Cash and cash equivalents, beginning of the period	$—	$—
Cash and cash equivalents, end of the period	$137.4	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in millions)

			Additional		Net Parent	Accumulated Other
	Common Stock		Paid-In	Retained	Company	Comprehensive
	Shares	Amount	Capital	Earnings	Investment	Income (Loss)	Total equity
Balance, December 31, 2015	—	$—	$—	$—	$384.4	0.3	$384.7
Net income	—	—	—	—	130.2	—	130.2
Transfers to Biogen	—	—	—	—	(126.1)	—	(126.1)
Foreign currency translation adjustments	—	—	—	—	—	4.0	4.0
Balance, June 30, 2016	—	$—	$—	$—	$388.5	$4.3	$392.8

Balance, December 31, 2016	—	$—	$—	$—	$564.4	$1.8	$566.2
Net income	—	—	—	123.1	23.3	—	146.4
Separation-related adjustments	—	—	2.1	—	(312.4)	—	(310.3)
Transfers to Biogen	—	—	—	—	(43.0)	—	(43.0)
Cash from Biogen	—	—	—	—	325.0	—	325.0
Working capital adjustments paid to Biogen, net	—	—	—	—	(23.5)	—	(23.5)
Reclassification of net parent company investment to additional paid-in capital	—	—	533.8	—	(533.8)	—	—
Issuance of common stock upon separation	108.0	0.1	(0.1)	—	—	—	—
Share-based compensation expense	—	—	17.8	—	—	—	17.8
Shares issued under employee benefit plans	0.2	—	(3.9)	—	—	—	(3.9)
Foreign currency translation adjustments	—	—	—	—	—	(2.5)	(2.5)
Balance, June 30, 2017	108.2	$0.1	$549.7	$123.1	$—	$(0.7)	$672.2

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

Bioverativ’s marketed products include ELOCTATE and ALPROLIX, extended half‑life factors for the treatment of hemophilia A and hemophilia B, respectively. Pursuant to a development and commercialization agreement, Bioverativ collaborates with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize ELOCTATE and ALPROLIX globally. Sobi has assumed responsibility for commercialization of ELOCTATE and ALPROLIX in Europe, Russia and certain countries in Northern Africa and the Middle East, while Bioverativ retains rights to commercialize those therapies in the United States, Japan, Canada, Australia, Latin American countries and all other markets excluding Sobi’s commercialization territory. See Note 3, Collaborations, for further information on Bioverativ’s collaboration with Sobi.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K and updated, as necessary, in our Quarterly Reports on Form 10-Q. The December 31, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The accompanying unaudited condensed consolidated financial statements reflect the consolidated financial position and consolidated results of operations of the company as an independent, publicly-traded company for the period after the February 1, 2017 separation. The unaudited condensed consolidated financial statements also reflect the consolidated financial position and consolidated results of operations of the company as a consolidated reporting entity of Biogen for periods prior to the separation.

During the six months ended June 30, 2017, the company recorded certain separation related adjustments in its statement of equity. The separation related adjustments primarily related to differences between assets and liabilities transferred to Bioverativ as a result of the separation and assets and liabilities reported in the company’s consolidated balance sheet as of January 31, 2017.  Separation related adjustments for the six months ended June 30, 2017 totaled $310.3 million consisting primarily of inventory and deferred tax assets retained by Biogen upon separation. Additional separation related adjustments could be recorded in future periods.

Prior to the separation, the unaudited condensed consolidated financial statements were prepared on a standalone basis and were derived from Biogen’s consolidated financial statements and accounting records as if the former hemophilia business of Biogen had been standalone business. Accordingly, financial information for periods prior to the separation are shown on a carve-out basis for the hemophilia business as part of Biogen. The unaudited condensed consolidated financial statements reflected the company’s financial position, results of operations and cash flows as the business was operated as part of Biogen prior to the distribution.

Prior to the separation, the unaudited condensed consolidated financial statements included the attribution of certain assets and liabilities that were historically held at the Biogen corporate level but which were specifically identifiable or attributable to the company. All intercompany transactions and accounts within the company were eliminated. All transactions between the company and Biogen were considered to be effectively settled in the unaudited condensed consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of the transactions with Biogen are reflected in the unaudited condensed consolidated statements of cash flows in periods prior to the separation as a financing activity and in the unaudited condensed consolidated balance sheet as net parent company investment.

Prior to the separation, these unaudited condensed consolidated financial statements include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. The research and development costs include depreciation and other facility‑based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share‑based compensation.  Allocated amounts have been included in research and development, selling, general and administrative and other income and expense. These expenses have been allocated to the company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily based on hours or direct costs. The company considers the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had the company operated as an independent, publicly traded company for the periods presented.

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

Summary of Significant Accounting Policies

The following represent new accounting policies that were not included in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. The carrying values of money market funds approximate fair value due to their short-term maturities.

Acquired In-Process Research and Development (IPR&D)

IPR&D represents the fair value of research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into a commercial product, estimating revenue and costs associated with the product, adjusting the net cash flows for probability of success and discounting to present value. The estimated net cash flows consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections.  In estimating the probability of success, we utilize data regarding similar assets events from several sources, including industry studies and our own experience.

Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction. If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred. When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As described in Basis of Presentation these consolidated financial statements, we operate in one operating segment which we consider our only reporting unit.

Contingent Consideration

The consideration for our acquisitions includes future payments that are contingent upon the occurrence of various events. We record a liability for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to likelihood achieving the milestone and making related payments.  Our contingent consideration is remeasured each reporting period. Changes in the fair value of our contingent consideration are recognized in our condensed consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including changes to the discount rates, changes in the probability of certain clinical events, regulatory approval, the amount or timing of development and sales based milestones. Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The period over which we discount our contingent consideration is based on the current development stage of the product candidates and our specific development plan for that product candidate.  In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Non-designated Foreign Currency Contracts

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to earnings and are entered into for periods consistent with currency transaction exposures, generally less than one year.

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

•

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard did not have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the modified retrospective method and expect to complete our assessment of the potential impact that this standard may have on our financial position, results of operations and disclosures in the third quarter of 2017.

In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company's results of operations. The new standard will be effective for us on January 1, 2018. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on their balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the impact that this standard may have on our results of operations, financial position and disclosures. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our results of operations but may materially impact our net financial position.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the deferral of the tax effects of intra-entity transfers of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for us on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position.

In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. This new standard will be effective for us on

January 1, 2018, however early adoption is permitted. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This new standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This new standard will be effective for us on January 1, 2020; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In May 2017 the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard will be effective for us on January 1, 2018, however early adoption is permitted. As of June 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

2. Acquisition of True North Therapeutics, Inc.

On June 28, 2017, Bioverativ acquired all of the outstanding equity of True North Therapeutics, Inc. (True North) for upfront consideration of $395.7 million plus assumed cash. True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. The upfront consideration was paid with cash. True North is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class product candidates for complement-mediated diseases.

The preliminary fair value of the purchase price consideration consisted of the following:

(In millions)	Estimated Fair Value
Cash paid, net of cash acquired	$395.7
Contingent consideration	182.4
Total purchase consideration	$578.1

The acquisition of True North was accounted for as a business combination using the acquisition method of accounting. The assets acquired and the liabilities assumed from True North have been recorded at their preliminary fair value as of June 28, 2017, the date of acquisition. The company’s unaudited condensed consolidated financial statements included the results of True North from the date of acquisition.

The company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, is outlined below.

As of
June 30,
(In millions)	2017
Current assets	$0.6
Property, plant and equipment, net	0.6
In-process research and development (IPR&D)	590.0
Goodwill	164.6
Accounts payable and accrued expenses	(4.0)
Deferred tax liabilities	(173.7)
Preliminary fair value of identifiable assets acquired and liabilities assumed	$578.1

The company is currently completing its evaluation of information, assumptions and valuation methodologies it used in its preliminary fair value of the purchase price consideration. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. As of June 30, 2017, certain items related to the measurement of intangible assets and current and deferred taxes have not been finalized and may be subject to change as additional information is received. The finalization of these matters and any additional information received that existed as of the acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

Intangible Assets

IPR&D intangible assets totaling $590.0 million represent the value assigned to research and development (R&D) projects acquired from True North. These IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the company will make a separate determination of the estimated useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life.

Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset (including net revenues, cost of sales, R&D costs, selling and marketing costs, working capital/asset contributory asset charges and other cash flow assumptions), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors.

The discount rate used to arrive at the present value at the acquisition date of the IPR&D intangible assets was 16.5% to reflect the internal rate of return and uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill of $164.6 million, which is not deductible for tax purposes includes the value of net deferred tax liabilities associated with IPR&D.

Deferred tax liabilities

Deferred tax liabilities includes the impact of IPR&D intangible assets which have no tax basis, partially offset by deferred tax assets associated with acquired net operating losses and research and development credits.

Contingent Consideration

True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. The company estimated the preliminary fair value of the assumed contingent consideration to be $182.4 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

Due to True North Equityholders

In connection with the acquisition, we assumed $40.0 million of True North cash which is being held in escrow to satisfy specified indemnification obligations that arise within 18 months post closing.  Any amounts remaining in escrow are payable to True North equityholders.  The amounts in escrow are classified as long term restricted cash and amounts due to True North equityholders are classified as a long term liability.

Integration and Acquisition Costs

During the six months ended June 30, 2017, the company and True North expensed $9.0 million and $9.0 million, respectively, relating to the acquisition and integration of True North, which has been recorded within selling, general and administrative in the company’s unaudited condensed consolidated statements of income.

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma financial information presents the combined results of the operations of Bioverativ and True North as if the acquisition of True North had occurred as of January 1, 2016. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations actually would have been had the acquisitions been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the company.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$289.2	$210.3	$548.3	$402.0
Net (loss)/income	70.3	48.5	132.0	111.0
Per share amounts:
Net (loss)/income per share - basic	0.65	0.45	1.22	1.03
Net (loss)/income per share - diluted	0.65	0.45	1.22	1.03

The unaudited pro forma financial information above reflects the following pro forma adjustments:

•

an adjustment for the three and six months ended June 30, 2017 of $11.6 million related to integration and acquisition costs, net of tax incurred by Bioverativ and True North, including costs incurred by True North associated with its preparation for an initial public offering.

3. Collaborations

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

Under the development and commercialization agreement, prior to May 5, 2024, either Bioverativ or Sobi may present a compound construct as a potential product candidate that the parties may consider developing and commercializing under the collaboration. Upon Sobi's election to treat a compound construct as a product, and in the case of a novel compound construct upon Sobi's payment of an upfront fee, Sobi is granted the right to opt-in to such compound construct and become responsible for final development and commercialization of that compound construct in Sobi's commercialization territory. Generally, upon opt-in, Sobi becomes obligated to make an advance payment and reimburse Bioverativ for certain development expenses incurred with respect to the compound construct. Until Sobi's portion of the development expenses are fully paid, Sobi's royalty rate payable to Bioverativ is increased, and the royalty payment payable by Bioverativ to Sobi for the sale of products in Bioverativ's territory is decreased.

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

ELOCTA was approved by the European Commission (EC) in November 2015. The Opt‑In Consideration and aggregate amount reimbursable by Sobi for ELOCTA was $211.0 million. As of June 30, 2017, approximately $116 million remained reimbursable by Sobi.

ALPROLIX was approved by the EC in February 2016. The Opt‑In Consideration and aggregate amount reimbursable by Sobi for ALPROLIX was $184.7 million. As of June 30, 2017, approximately $108 million remained reimbursable by Sobi.

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

Upon Sobi’s first commercial sale in 2016, and during the Reimbursement Period, the royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in the Bioverativ North American Territory is 7% and Bioverativ Direct Territory is 12%. After the Reimbursement Period concludes, the royalty rate we pay to Sobi increases by 5%. For the three and six months ended June 30, 2017 and for the expected term of the agreement, we are recording cost of sales at the effective royalty rate of approximately 11%. For the three months and six months ended June 30, 2016, the effective royalty rate was approximately 9% and 7%, respectively.

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

In September 2014, Sobi elected to treat BIVV001 (rFVIIIFc‑VWF‑XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration.  In February 2017, Sobi elected to treat BIVV002 (rFIXFc-XTEN), a preclinical compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration. In consideration for its election, Sobi paid $6.2 million, which has been included as a component of research and development expense. If Sobi exercises its opt-in right for BIVV001 or BIVV002, as the case may be, it will become responsible for final development and commercialization of the applicable product in the Sobi Territory. Further, in general upon opt-in, Sobi will be obligated to reimburse Bioverativ 50% of all shared manufacturing and development expenses incurred by Bioverativ from the period of opt-in through the earlier of the date on which Sobi is registered as the marketing authorization holder for the applicable product or 90 days post‑regulatory approval, as well as 100% of certain development expenses incurred exclusively for the benefit of the Sobi Territory.

4. Debt and Credit Agreements

On June 28, 2017, we entered into a $175.0 million revolving credit facility (Credit Facility), by and among the company and certain subsidiaries as borrowers, and Bank of America, N.A. and other lenders party thereto (the Lenders). On June 28, 2017, we borrowed $50.0 million to fund a portion of the purchase price of True North. The Credit Facility matures on June 28, 2020.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the Credit Facility, the applicable margin on base rate loans ranges from 0.50% to 1.00% (0.50% as of June 30, 2017) and the applicable margin on Eurocurrency loans ranges from 1.50% to 2.00% (1.50% as of June 30, 2017), in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).  Borrowings under the Credit Facility are guaranteed by certain of our domestic subsidiaries.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (x) a maximum consolidated leverage ratio of 3.00 to 1.00 (which ratio may, at the election of the Company, be increased to 4.00 to 1.00 upon consummation of a material acquisition, and which shall step down by 0.25x after each full fiscal quarter following such acquisition and return to 3.00 to 1.00 after four full fiscal quarters) and (y) a minimum consolidated interest coverage ratio (the ratio of our EBITDA to consolidated interest charges) of 3.00 to 1.00.   As of June 30, 2017, the company was in compliance with the covenants under the Credit Facility.

On July 28, 2017, the $50.0 million borrowing was repaid plus accrued interest.

5. Financial instruments and fair value measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1 – Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•

Level 2 – Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The majority of our financial assets have been classified as Level 2. Our financial assets (which include our cash equivalents, plan assets for deferred compensation and derivative contracts) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market observable data. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.

For contingent consideration obligations, the fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the applicable acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

The table below presents information about our assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of June 30, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$100.5	$—	$100.5	$—
Plan assets for deferred compensation	16.8	—	16.8	—
Derivative contracts	1.4	—	1.4	—
Total	$118.7	$—	$118.7	$—
Liabilities
Contingent consideration obligations	$182.4	$—	$—	$182.4
Total	$182.4	$—	$—	$182.4

As of June 30, 2017, cash equivalents were comprised of money market funds with maturities less than 90 days from the date of purchase.

As of June 30, 2017, the notional amount of outstanding undesignated foreign currency derivative instruments was $95.8 million and the fair value of $1.4 million was a component of other current assets.  For the three months ended June 30, 2017, foreign currency derivative gains were $1.5 million and were a component of other income (expense). There were no hedge gains or losses in any other period presented.

There have been no material impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2017. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and six months ended June 30, 2017.

6. Reserves for Discounts and Allowances

Following the company’s product launches, the company began recognizing reserves for discounts and allowances related to products revenue.

An analysis of the change in reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total
Balance at December 31, 2016	$6.0	$26.5	$0.3	$32.8
Provision related to current period sales	82.3	138.8	—	221.1
Adjustment related to prior period sales	(1.3)	(0.7)	0.3	(1.7)
Credits/payments made	(82.5)	(133.1)	(0.1)	(215.7)
Balance at June 30, 2017	$4.5	$31.5	$0.5	$36.5

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Reduction of accounts receivable	$8.2	$11.1
Current liability	28.3	21.7
Total reserves	$36.5	$32.8

7. Inventory

The components of inventory are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Raw materials	$0.5	$42.9
Work in process	44.2	227.2
Finished goods	5.3	31.9
Total inventory	$50.0	$302.0

Inventory and inventoriable costs written down as a result of lot failures, excess, obsolescence, unmarketability or other reasons are charged to cost of sales. There were $7.5 million and $2.6 million of write-offs in the three months ended June 30, 2017 and 2016, respectively. There were $8.2 million and $3.6 million of write-offs in the six months ended June 30, 2017 and 2016, respectively.

Inventory consists of amounts contributed as part of the separation. Since the separation, we have drawn down contributed inventory. In connection with the separation, certain raw material and work in process inventory totaling $179.0 million was retained by Biogen. This inventory is subject to the terms and conditions of our manufacturing and supply agreement with Biogen.

 8. Intangible Assets

Our intangible assets consist of developed technology milestones and IPR&D. Developed technology primarily relates to approval milestones for ALPROLIX paid to the former Syntonix shareholders in 2014 and 2016. IPR&D consists of assets acquired as a result of our acquisition of True North and primarily relates to BIVV009 (formerly TNT009), a first-in-class monoclonal antibody for cold agglutinin disease (CAgD).

Intangible assets, net of accumulated amortization are summarized as follows:

		As of			As of
		June 30, 2017			December 31, 2016
	Estimated		Accumulated			Accumulated
(In millions except for estimated life)	Life	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	11 years	$61.7	$(12.9)	$48.8	$61.7	$(10.0)	$51.7
IPR&D	Indefinite	590.0	—	590.0	—	—	—
Total		$651.7	$(12.9)	$638.8	$61.7	$(10.0)	$51.7

During the three and six months ended June 30, 2017 amortization expense associated with developed technology assets was $1.5 million and $2.9 million, respectively, as compared to $1.3 million and $2.0 million, respectively, in the prior year comparative periods.

9. Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Buildings	$—	$8.0
Leasehold improvements	4.3	—
Machinery and equipment	29.3	21.0
Computer software and hardware	6.3	5.9
Furniture and fixtures	0.4	0.5
Construction in progress	5.9	6.9
Total cost	46.2	42.3
Less: accumulated depreciation	21.2	13.9
Total property, plant and equipment, net	$25.0	$28.4

In connection with the separation, certain property, plant and equipment, mainly buildings and associated accumulated depreciation totaling $9.8 million was retained by Biogen.

10. Income Taxes

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

Income Tax Expense Reconciliation

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.5%	0.9%	1.8%	0.9%
Taxes on foreign earnings	0.1%	(0.1%)	0.0%	(0.1%)
Foreign rate differential	(0.2%)	—	(0.1%)	—
Credits and net operating losses	(1.3%)	(0.1%)	(0.8%)	(0.1%)
Changes in valuation allowance	—	(37.5%)	—	(37.5%)
Permanent items	(0.3%)	(0.1%)	(0.6%)	(0.1%)
Others	(0.9%)	—	0.5%	—
Effective tax rate	33.9%	(1.9%)	35.8%	(1.9%)

The company’s effective tax rate was 33.9% during the three months ended June 30, 2017 as compared to (1.9%) in the prior year comparative period. The company’s effective income tax rate was 35.8% during the six months ended June 30, 2017 as compared to (1.9)% in the prior year comparative period. The company’s effective income tax rate for the three and six months ended June 30, 2017 differs from the U.S. federal statutory rate mainly due to state and local taxes partially offset by credits and net operating losses and permanent items.

The effective income tax rate increased during the three and six months ended June 30, 2017 as compared to the prior year comparative periods primarily due to the release of a valuation allowance associated with deferred tax assets resulting from our net losses and business credit carryforwards in the three and six months ended June 30, 2016.

Substantially all of these assets will not be available in the future since those attributes have already been utilized in the tax returns of Biogen.

As a result of our acquisition of True North we have $43.3 million of deferred tax assets consisting of net operation loss carryforwards and tax credits and $217.0 million of deferred tax liabilities due to the impact of IPR&D intangible assets which have no tax basis.

11. Earnings per Share

The denominator for basic earnings per common share (EPS) is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options and time-vested restricted stock units is reflected in the denominator for diluted EPS using the treasury stock method. The numerator for both basic and diluted EPS is net income.

On February 1, 2017, Biogen distributed approximately 108 million shares of Bioverativ common stock to its shareholders. The computation of basic and dilutive EPS for periods prior to the separation was calculated using the shares distributed.

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Numerator:
Net income	$77.1	$63.5	$146.4	$130.2
Denominator:
Weighted average number of common shares outstanding	108.2	108.0	108.1	108.0
Effect of dilutive securities:
Stock options	—	—	—	—
Time-vested restricted stock units	0.2	—	0.3	—
Dilutive potential common shares	0.2	—	0.3	—
Shares used in calculating diluted earnings per share	108.4	108.0	108.4	108.0

The computation of diluted earnings per share excludes 2.1 million of outstanding common share equivalents for stock options for both the three and six months ended June 30, 2017, as compared to 2.5 million of outstanding common share equivalents for stock options and time-vested restricted stock units for the three and six months ended June 30, 2016, respectively, as the effect is anti-dilutive.

12. Share‑Based Compensation

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

The following table provides share-based compensation expense by statement of income line item for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Cost of sales	$—	$2.0	$—	$2.9
Research and development	1.4	0.7	2.2	1.5
Selling, general and administrative	10.4	1.1	15.6	1.9
Total share-based compensation expense	$11.8	$3.8	$17.8	$6.3

During the three months ended June 30, 2017 and subsequent to the separation, Bioverativ awarded share-based compensation grants consisting in the aggregate of 0.2 million stock options and RSUs, with respect to the company’s employees. During the six months ended June 30, 2017 and subsequent to the separation, Bioverativ awarded share-based compensation grants consisting of 2.1 million stock options and 0.3 million RSUs, with respect to the company’s employees.

Stock Options

Post-Separation

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted by Bioverativ following the separation during the six months ended June 30, 2017, along with the weighted-average grant-date fair values, were as follows:

For the Six Months Ended
June 30, 2017
Expected volatility	40.0%
Range of expected life (in years)	4 ̶ 5
Range of risk-free interest rate	1.72% ̶ 1.99%
Dividend yield	̶
Range of fair value per stock option	$16.78 ̶ $22.12

Expected volatility was determined using an average of peer companies’ expected volatility. As of June 30, 2017, the unrecognized compensation cost related to all unvested stock options held by Bioverativ’s employees of $26.6 million is expected to be recognized as expense over a weighted-average period of 2.6 years.

RSUs

As of June 30, 2017, the unrecognized compensation cost related to all unvested RSUs held by Bioverativ employees of $22.6 million is expected to be recognized as expense over a weighted-average period of 1.8 years.

13. Related Parties

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

For the company’s operations in the United States and Canada transfer of marketing authorizations and other regulatory requirements did not occur by the separation date of February 1, 2017. As a result, the company entered into a commercial operations agreement with Biogen for the United States and Canada. Under the terms of the commercial operations agreements, until the Company has obtained the various required authorizations, Biogen agreed to perform certain services related to the distribution of finished goods to the company’s customers. The company is responsible for the business activities conducted by Biogen on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2017. Net sales related to these operations totaled $231.1 million and $443.9 million, respectively, during the three and six months ended June 30, 2017. At June 30, 2017, the assets and liabilities consisted of certain work in process and finished goods inventories which are reported in inventories on the condensed consolidated balance sheet, and accounts receivable, which is reported as due from Biogen, on the condensed consolidated balance sheet. In May 2017, the Canadian marketing authorizations transferred to Bioverativ.  The company is expecting the U.S. marketing authorizations to be transferred in mid-to-late 2017.

The company and Biogen also entered into a manufacturing and supply agreement whereby Biogen continues to produce ELOCTATE and ALPROLIX for us on a cost‑plus basis. As products were historically transferred at cost between Biogen and Bioverativ, these manufacturing and supply arrangements will result in changes to cost of goods sold in future periods.

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

The following is a summary of the amounts in the unaudited condensed consolidated balance sheets due to or from Biogen, including the assets and liabilities of certain of the company’s operations that have not yet transferred to Bioverativ and are held by Biogen as of the balance sheet dates:

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Receivables to be transferred to Bioverativ, held by Biogen	$49.5	**
Amounts due to Biogen associated with transition service agreements	(20.8)	**
Net	$28.7	**

**          Amount not applicable.

Corporate Overhead and Other Allocations from Biogen

Prior to the separation, the company did not historically operate as a standalone business and had various relationships with Biogen whereby Biogen provided services to the company.  These unaudited condensed consolidated financial statements include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. For more information, see Note 1, Nature of Business and Basis of Presentation. For the six months ended June 30, 2017, the allocations are for the period from January 1, 2017 through the separation date. These allocations were reflected as follows in the unaudited condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Research and development allocations	$—	$21.9	$6.5	$41.7
Selling, general and administrative allocations	—	15.4	5.1	32.4
Other (income) expense, net allocations	—	0.6	0.2	1.1
Total corporate overhead and other allocations from Biogen	$—	$37.9	$11.8	$75.2

14. Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Foreign exchange gains (losses), net	$0.5	$(0.3)	$(0.3)	$(0.7)
Other, net	2.5	(0.3)	2.9	(0.3)
Total other income (expense), net	$3.0	$(0.6)	$2.6	$(1.0)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other consists of the following:

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Revenue-related rebates	$28.3	$21.7
Employee compensation and benefits	18.6	15.9
Research and development expenses	9.0	5.5
Royalty and collaboration expenses	28.6	26.6
Taxes payable	28.7	10.8
Other	29.6	8.8
Total accrued expenses and other current liabilities	$142.8	$89.3

Other Long‑Term Liabilities

Other long‑term liabilities consist of the following:

	As of	As of
	June 30,	December 31,
(In millions)	2017	2016
Employee compensation and benefits	$18.5	$18.7
Sobi payments	64.0	45.0
Other	4.7	—
Total long term liabilities	$87.2	$63.7

15. Litigation

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

16. Commitments and Contingencies

True North Therapeutics

In connection with our acquisition of True North, the former True North equityholders are eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans primarily in gene editing and gene therapy for hemophilia and other blood disorders as of June 30, 2017, we could make potential future milestone payments to third party collaborators of up to approximately $400 million. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward‑looking statements. The matters discussed in these forward‑looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward‑looking statements. Please see Item 1A, Risk Factors and “Note Regarding Forward‑Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Financial Results Overview—Three and Six Months Ended June 30, 2017 and 2016

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Total revenues	$289.1	$210.3	$548.2	$402.0
Net income	$77.1	$63.5	$146.4	$130.2

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

Business Development Highlights

True North Acquisition - On June 28, 2017, we acquired all of the outstanding equity of True North Therapeutics, Inc. (True North), a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class product candidates for complement-mediated diseases. At closing, we paid True North equityholders an upfront consideration of $395.7 million plus assumed cash. True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. With the acquisition, we add BIVV009 (formerly TNT009), a first-in-class monoclonal antibody for cold agglutinin disease (CAgD), to our pipeline. BIVV009 has received breakthrough therapy designation from the FDA for the treatment of hemolysis in patients with primary CAgD, and orphan drug designation from the FDA and the European Medicines Agency.  Late-stage clinical development planning for BIVV009, including a phase 3 registrational program, is underway.

Research and Development Highlights

On June 12, 2017, we announced that the U.S. Food and Drug Administration (FDA) accepted our Investigational New Drug (IND) application for BIVV001 (also known as rFVIIIFc-VWF-XTEN), an investigational factor VIII therapy designed to potentially extend protection from bleeds with prophylactic dosing of once weekly or longer for people with hemophilia A.

In the second quarter of 2017, we and Sobi initiated site start-up for two Phase 4 trials to investigate the use of ELOCTATE in immune tolerance induction (ITI). One trial is in hemophilia A patients with inhibitors undergoing their first ITI treatment, and the other is in hemophilia A patients with inhibitors who have failed previous ITI treatment.

We expect to make substantial investments in research and development in support of our ongoing proprietary research programs and through collaborations with third parties for the development of new products and therapies. Research and development expenses were $33.7 million and $70.6 million, or 11.7% and 12.9% of total revenue, respectively, during the three and six months ended June 30, 2017.

Our overall research and development strategy includes the continued pursuit of collaborations and strategic relationships with third parties that are developing new products and therapies. These collaborations and relationships generally involve the granting or obtaining development and commercialization rights to or from third parties in exchange for an upfront payment upon execution of the agreement and potential future payments related to the achievement of development, regulatory approval or commercial milestones, as well as royalties. Our most significant collaboration is our relationship with Sobi for the development and commercialization of ELOCTATE and ALPROLIX. Please refer to Note 3, Collaborations, to the unaudited condensed consolidated financial statements included elsewhere in this report for additional details on our collaboration with Sobi.

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

•

The unaudited condensed consolidated statements of income include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. The research and development costs include depreciation and other facility‑based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share‑based compensation. The amounts of these allocations may not necessarily be indicative of the similar costs we will incur subsequent to the separation. The total amount of research and development, selling, general and administrative costs and other income (expense) allocated to us from Biogen for the six months ended June 30, 2017 and 2016 were $11.8 million and $75.2 million, respectively.

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

Results of Operations—Three and Six Months Ended June 30, 2017 and 2016

Revenue

Total Revenues

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(In millions, except percentages)	2017		2016		2017		2016
Product revenues
United States	$222.8	77.1%	$173.2	82.4%	$427.3	77.9%	$336.6	83.7%
All Other Markets	41.1	14.2%	31.7	15.1%	78.5	14.3%	51.1	12.7%
Total product revenues	263.9	91.3%	204.9	97.4%	505.8	92.3%	387.7	96.4%
Collaboration revenue	25.2	8.7%	5.4	2.6%	42.4	7.7%	14.3	3.6%
Total revenues	$289.1	100.0%	$210.3	100.0%	$548.2	100.0%	$402.0	100.0%

Revenues totaled $289.1 million for the three months ended June 30, 2017, an increase of 37.5% over the same period in 2016. In the three months ended June 30, 2017, product revenues in the United States totaled $222.8 million, an increase of 28.6% over the same period in 2016 and sales outside of the United States totaled $41.1 million, an increase of 29.7% over the same period in 2016. In the three months ended June 30, 2017, collaboration revenue, consisting of manufacturing and royalty revenues, totaled $25.2 million, an increase of 366.7% over the same period in 2016.

Revenues totaled $548.2 million for the six months ended June 30, 2017, an increase of 36.4% over the same period in 2016. In the six months ended June 30, 2017, product revenues in the United States totaled $427.3 million, an increase of 26.9% over the same period in 2016 and sales outside of the United States totaled $78.5 million, an increase of 53.6% over the same period in 2016. In the six months ended June 30, 2017, collaboration revenue, consisting of manufacturing and royalty revenues, totaled $42.4 million, an increase of 196.5% over the same period in 2016.

Product Revenues

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(In millions, except percentages)	2017		2016		2017		2016
ELOCTATE	$174.2	66.0%	$124.6	60.8%	$330.1	65.3%	$232.4	59.9%
ALPROLIX	89.7	34.0%	80.3	39.2%	175.7	34.7%	155.3	40.1%
Total product revenues	$263.9	100.0%	$204.9	100.0%	$505.8	100.0%	$387.7	100.0%

ELOCTATE	ALPROLIX

For the three months ended June 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 36.2%. The increase in all other markets’ ELOCTATE revenues was due to an increase in unit sales volume in Japan of 59.5% compared to the same period in 2016, as well as an increase in unit sales volume in Canada of 129.1% compared to the same period in 2016.

For the three months ended June 30, 2017 compared to the same period in 2016, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 10.4%. There was no significant change in all other markets’ ALPROLIX revenues.

ELOCTATE	ALPROLIX

For the six months ended June 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 35.8%. The increase in all other markets’ ELOCTATE revenues was due to an increase in unit sales volume in Japan of 79.5% compared to the same period in 2016, as well as an increase in unit sales volume in Canada of 175.9% compared to the same period in 2016.

For the six months ended June 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 35.8%. The increase in all other markets’ ELOCTATE revenues was due to an increase in unit sales volume in Japan of 79.5% compared to the same period in 2016, as well as an increase in unit sales volume in Canada of 175.9% compared to the same period in 2016.

For the six months ended June 30, 2017 compared to the same period in 2016, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 8.8%. The increase in all other markets’ ALPROLIX revenues was due to an increase in unit sales volume in Japan of 22.3% compared to the same period in 2016, as well as an increase in unit sales volume in Canada of 26.4% compared to the same period in 2016. We expect that ALPROLIX will face an increasingly competitive environment.

Discounts and allowances

Discounts and allowances for the three months ended June 30, 2017 and 2016 were approximately 30% and 27% of gross sales, respectively. Discounts and allowances for the six months ended June 30, 2017 and 2016 were approximately 30% and 27% of gross sales, respectively. The increase in discounts and allowances for each of the periods is due to increased Medicaid and government rebates.

Revenue from collaborative partners

For the three months ended June 30, 2017, compared to the same period in 2016, the increase in revenue from collaborative partners is attributable to a $13.7 million increase in contract manufacturing revenue and $6.0 million of royalty revenue from Sobi.

For the six months ended June 30, 2017, compared to the same period in 2016, the increase in revenue from collaborative partners is attributable to a $18.0 million increase in contract manufacturing revenue and $10.1 million of royalty revenue from Sobi.

See Note 3, Collaborations, to the condensed consolidated financial statements included elsewhere in this report for additional information on our collaboration with Sobi.

Costs and Expenses

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Cost of sales	$80.5	$58.2	38.3%	$143.8	$90.7	58.5%
Research and development	33.7	49.9	(32.5%)	70.6	104.2	(32.2%)
Selling, general and administrative	61.3	39.3	56.0%	108.3	78.3	38.3%
Total costs and expenses	$175.5	$147.4	19.1%	$322.7	$273.2	18.1%

Cost of Sales

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Product	$48.3	$37.4	29.1%	$82.1	$54.4	50.9%
Royalty	30.7	19.4	58.2%	58.8	34.2	71.9%
Amortization of developed technology	1.5	1.3	15.4%	2.9	2.0	45.0%
Total cost of sales	$80.5	$58.1	38.6%	$143.8	$90.6	58.7%

For the three and six months ended June 30, 2017 product cost of sales increased $10.9 million and $27.7 million, respectively, compared to the same periods in 2016 as a result of increased unit sales of both ELOCTATE and ALPROLIX in our territory and manufacturing revenue in Sobi’s territory.

Royalty cost of sales consists mainly of our royalty to Sobi. Upon Sobi’s first commercial sale in 2016, and during the Reimbursement Period, the royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in the Bioverativ North American Territory is 7% and Bioverativ Direct Territory is 12%. After the Reimbursement Period concludes, the royalty rate we pay to Sobi increases by 5%. For the three and six months ended June 30, 2017 and for the expected term of the agreement, we are recording cost of sales at the effective royalty rate of approximately 11%. For the three months and six months ended June 30, 2016, the effective royalty rate was approximately 9% and 7%, respectively. Please refer to Note 3, Collaborations, to the condensed consolidated financial statements included elsewhere in this report for further information regarding our royalty structure with Sobi.

Inventory and inventoriable costs written down as a result of lot failures, excess, obsolescence, unmarketability or other reasons are charged to cost of sales. There were $7.5 million and $2.6 million of write-offs in the three months ended June 30, 2017 and 2016, respectively. There were $8.2 million and $3.6 million of write-offs in the six months ended June 30, 2017 and 2016, respectively.

Research and Development Expenses

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In millions)	2017	2016		2017	2016
Upfront and milestone payments	$—	$		$(3.0)	$
Research and discovery	18.3		9.8	33.8		20.6
Early stage programs	—			—
Late stage programs	—			—
Marketed programs	13.7		17.5	30.4		41.4
Other research and development expenses	1.7		22.6	9.4		42.2
Total research and development	$33.7		$49.9	$70.6		$104.2

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

For the three and six months ended June 30, 2017, compared to the same periods in 2016, the decrease in research and development was mainly due to a decrease in allocations from Biogen. However, we expect to further invest in research and development throughout 2017.

Selling, General and Administrative Expenses

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Selling, general and administrative	$61.3	$39.3	56.0%	$108.3	$78.3	38.3%

For the three and six months ended June 30, 2017, compared to the same periods in 2016, the increase in selling, general and administrative is due to an increase in workforce partially offset by a decrease in allocations from Biogen. We expect to continue to invest in our infrastructure and people as we build capabilities to execute as a standalone company.

Income Taxes

We recorded income tax (benefit) expense of $39.5 million and $(1.2) million for the three months ended June 30, 2017 and 2016, respectively. We recorded income tax (benefit) expense of $81.7 million and $(2.4) million for the six months ended June 30, 2017 and 2016, respectively. Our effective income tax rate was 35.8% and (1.9)% of income before income taxes for the six months ended June 30, 2017 and 2016, respectively.

The effective income tax rate increased during the six months ended June 30, 2017 as compared to the prior year period primarily due to the release of a valuation allowance associated with deferred tax assets that were available to us prior to separation. Substantially all of the deferred tax assets are no longer available to us as they have been utilized by Biogen. The effective rate in 2017 differs from the statutory rate mainly due to state taxes.

As a result of our acquisition of True North we have $43.3 million of deferred tax assets consisting of net operating loss carryforwards and tax credits and $217.0 million of deferred tax liabilities due to the impact of IPR&D intangible assets which have no tax basis.

Liquidity and Capital Resources

Prior to the separation from Biogen, we participated in Biogen’s centralized treasury management, including centralized cash pooling and overall financing arrangements. Since the third quarter of 2015, we have generated and expect to continue to generate positive cash flow from operations on an annual basis. Net cash used for financing activities in the historical periods prior to the separation primarily reflects changes in Biogen’s investment in us. We had no reported cash or cash equivalents on our balance sheet as of December 31, 2016 due to our participation in Biogen’s centralized treasury management.

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

Debt and Capital

On June 28, 2017, we entered into a credit agreement with Bank of America, which provides for a $175.0 million unsecured, revolving credit facility. See Note 4, Debt and Credit Agreements. We borrowed $50.0 million under this credit facility to fund a portion of the purchase price payable upon completion of the True North acquisition.

Cash Flows

	For the Six Months Ended
	June 30,
(In millions)	2017	2016
Net cash flows provided by operating activities	$241.4	$157.2
Net cash flows used in investing activities	$(406.3)	$(28.8)
Net cash flows provided by (used in) financing activities	$301.9	$(128.4)

Net cash provided by operations increased $84.2 million for the six months ended June 30, 2017 as compared to the same period in 2016 driven primarily by increases in net income of $16.2 million and increases in working capital of $61.1 million, which is primarily due to a change in inventory resulting from the sales of our products. Inventory consists of amounts contributed as part of the separation. Since the separation, we have drawn down on contributed inventory.  In mid-to-late 2017, we expect to commence purchasing inventory from Biogen.

Net cash used for investing activities increased $377.5 million for the six months ended June 30, 2017 as compared to the same period in 2016 due to the acquisition of True North and purchases of property, plant and equipment.

The $430.3 million increase in net cash provided (used) for financing activities for the six months ended June 30, 2017 as compared to the same period in 2016 is mainly due to the initial capitalization from Biogen of $325.0 million, the decrease of $83.2 million in pre-separation transfers to Biogen, and proceeds from our credit facility of $49.5 million partially offset by working capital payments between us and Biogen of $23.5 million.

We expect that our future cash from operations and access to capital markets will provide adequate resources to fund our ongoing cash flow obligations for the foreseeable future.

Contractual Obligations

As of June 30, 2017, other than the contingent consideration associated with the True North acquisition, there have been no material changes in our contractual obligations since December 31, 2016.

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

For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K.  The following represent new accounting policies that were not included in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K.

Acquired In-Process Research and Development (IPR&D)

IPR&D represents the fair value of research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into a commercial product, estimating revenue and costs associated with the product, adjusting the net cash flows for probability of success and discounting to present value. The estimated net cash flows consider the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections.  In estimating the probability of success, we utilize data regarding similar assets events from several sources, including industry studies and our own experience.

Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction. If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred. When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As described in Basis of Presentation these consolidated financial statements, we operate in one operating segment which we consider our only reporting unit.

Contingent Consideration

The consideration for our acquisitions includes future payments that are contingent upon the occurrence of various events. We record a liability for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to likelihood achieving the milestone and making related payments.  Our contingent consideration is remeasured each reporting period. Changes in the fair value of our contingent consideration are recognized in our condensed consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including changes to the discount rates, changes in the probability of certain clinical events, regulatory approval, the amount or timing of development and sales based milestones. Discount rates in our valuation models represent a measure of the credit risk associated with settling the liability. The period over which we discount our contingent consideration is based on the current development stage of the product candidates and our specific development plan for that product candidate.  In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Non-designated Foreign Currency Contracts

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to earnings and are entered into for periods consistent with currency transaction exposures, generally less than one year.

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

While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non‑U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non‑U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non‑U.S. revenue and expenses will increase when reported in U.S. dollars.

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to earnings and are entered into for periods consistent with currency transaction exposures, generally less than one year.

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

Interest Rate Risk

We entered into a $175.0 million revolving credit facility. Borrowings under the Credit Facility bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the Credit Facility, the applicable margin on base rate loans ranges from 0.50% to 1.00% (0.50% as of June 30, 2017) and the applicable margin on Eurocurrency loans ranges from 1.50% to 2.00% (1.50% as of June 30, 2017), in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S., Japan and Canada with concentration of credit risk limited due to the wide variety of customers using our products.  Our accounts receivable are primarily due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Bioverativ operated as part of Biogen through January 31, 2017.

Evaluation of Disclosure Controls and Procedures

Bioverativ has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Bioverativ's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of June 30, 2017.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please refer to Note 15, Litigation to the unaudited condensed consolidated financial statements included elsewhere in this report.

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

Our ability to successfully compete with other hemophilia treatments may be adversely affected if our therapies are not regarded by patients, healthcare providers or payors as offering significant benefits and value as compared to other current treatments. We are aware of a number of companies, including some mid-to-large biopharmaceutical companies, such as Alnylam Pharmaceuticals, Bayer AG, Novo Nordisk, CSL Ltd., Pfizer Inc., Roche Holding AG, Sanofi Genzyme and Shire Plc., that currently market or are pursuing the development of products for the treatment of hemophilia. We are also aware of other extended half‑life factor products as well as other new technologies, such as gene therapies, bi‑specific antibodies and RNA interference technologies, that are in development and, if successfully developed and approved, would compete with ELOCTATE or ALPROLIX. New therapies and technologies have the potential to transform the standard of care for hemophilia patients, and our products may be unable to compete successfully with such new therapies and technologies that may be developed and marketed by other companies.

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

In the event we change manufacturing partners or the third parties providing fill finish, packaging, labeling and/or storage of our products, we may need to obtain approval from applicable regulatory authorities. Manufacturers are generally required to maintain compliance with current good manufacturing practices, or cGMPs, and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task as these regulatory requirements are complex, time‑consuming and expensive. Moreover, as our products are biologics, they require processing steps that are more difficult than those required for most chemical pharmaceuticals. Any delay, interruption or other issues that arise in the manufacture, fill‑finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could result in administrative sanctions by the FDA or other U.S. or non‑U.S. regulatory agencies. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions.

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

Our ability to set the price for our products can vary significantly from country to country and, as a result, so can the price of our products. Pricing and acceptance of ELOCTATE and ALPROLIX in certain countries are also subject to risks due to the tendering process required in those countries, as well as the comparison of dose pricing of our products against conventional treatments. If we are unable to demonstrate to healthcare providers and payors the value of prophylactic treatment and reduced consumption of our products compared to conventional treatments, our products may not be accepted or we may not secure adequate prices in a particular country. Our inability to secure adequate prices in a particular country may limit the marketing of our products within that country, and may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross‑border trade or influence our decision to sell or not to sell a product in a particular country, thus adversely affecting our geographic expansion plans and revenues.

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

Litigation and other disputes over intellectual property and other proprietary rights in the pharmaceutical and biotechnology industry is inherently costly and unpredictable.

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

In July 2017, we filed complaints in the U.S. District Court for the District of Delaware and the U.S. International Trade Commission against CSL Behring LLC, CSL Behring GmbH, and CSL Behring Recombinant Facility AG (“CSL Behring”), alleging that the use of Idelvion®, CSL Behring’s [Coagulation Factor IX (Recombinant), Albumin Fusion Protein], infringes three of our U.S. patents. The District Court complaint seeks injunctive relief and damages.  The U.S. International Trade Commission complaint requests that the International Trade Commission issue a limited exclusion order and cease and desist orders covering CSL Behring’s alleged infringing articles, and impose a bond for imports of such articles made during the applicable review period.   Patent enforcement proceedings can be expensive and time consuming, with no assurance of success.

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

We are increasing our presence in Japan, Canada and other non‑U.S. markets, including in emerging markets, which subjects us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary regulatory or pricing approvals of products in a timely manner;
•	timing and complexity of local tendering processes;
•	differing local product preferences and product requirements;
•	changes in medical reimbursement policies and programs;
•	fluctuations in foreign currency exchange rates;
•	difficulties in staffing and managing non‑U.S. operations;
•	unexpected difficulties in establishing effective financial and other controls in non-US jurisdictions;
•	uncertainties regarding the collectability of accounts receivable;
•	differing and increased labor regulations, including non‑U.S. work councils;
•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with non‑U.S. laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;
•	government involvement in funding health care in major overseas markets;
•

the far‑reaching anti‑bribery and anti‑corruption legislation in the United Kingdom and elsewhere, including the U.K. Bribery Act 2010, and the escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;
•	restrictions on direct investments by non‑U.S. entities and trade restrictions;
•	compliance with complex local tax and regulatory requirements;
•	greater political or economic instability; and
•	changes in tax laws and tariffs.

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

We intend to engage in business development activities, including evaluating potential acquisitions, strategic alliances, collaborations, technology licensing arrangements and other opportunities. An example of these activities includes our recent acquisition of True North Therapeutics, a clinical stage rare disease company with a monoclonal antibody in development for cold agglutinin disease, a rare and chronic autoimmune hemolytic condition that often leads to severe anemia.

Our business development activities may require a substantial investment of our resources, with no certainty of success. Further, our success in developing products or expanding our product portfolio from such business development activities will depend on a number of factors, including:

•	our ability to find suitable opportunities for acquisition, investment or alliance;
•	our ability to successfully complete due diligence processes and identify material contingencies, challenges or liabilities of a target company, compound, product or technology;
•	whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us;
•	the strength of the technology and products being licensed or acquired;
•	any intellectual property and litigation related to these products or technology;
•

our ability to successfully integrate the acquired company, personnel, business, product, technology or research into our existing operations, including the ability to adequately fund, develop and commercialize acquired in‑process research and development projects and to maintain adequate controls over the consolidated operations;

•	our ability to enter into markets or disease areas in which we have no or limited prior experience or where competitors in such markets have stronger market positions; and
•	our ability to access capital markets or incur indebtedness at terms that are satisfactory to us.

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

Adverse effects to our liquidity may affect our business.

            We used a substantial amount of liquidity to finance the acquisition of True North.  If we fail to generate positive cash flows our current liquidity levels could make it difficult to commercialize our products or continue or complete our product development, or pursue global expansion, or make strategic investments and acquisitions.

We may not be able to access the capital and credit markets on terms that are favorable to us.

We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital. Funding needs may shift and the amount of capital we may need depends on many factors, such as the cost of any new acquisition or collaborative, licensing or other commercial relationships that we may establish, and the progress, timing and scope of our research and development. The capital and credit markets can be volatile and, as a result, we may not receive additional funding when we need it or funding may only be available on unfavorable terms.

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

We are relying on Biogen for a period following the effective time of the distribution to supply and distribute our products to customers while we obtain appropriate regulatory authorizations in certain jurisdictions, such as the United States where we are in the process of securing a Department of Health and Human Services United States License Number, certain state authorizations and other regulatory and government authorizations. We cannot guarantee that we will be able to obtain or maintain regulatory approval to market or engage in distribution or other activities regarding our products.

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

We have historically operated as part of Biogen’s corporate organization, and Biogen assisted us by providing various corporate and other business functions. Following the separation, Biogen has the obligation to provide us with certain transition, manufacturing and supply services pursuant to certain agreements entered into in connection with the separation. If Biogen is unable or unwilling to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, operating results and financial condition.

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

•

Generally, prior to the separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate‑wide cash management policies of Biogen. Following the separation, we have obtained and may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or through strategic relationships or other arrangements, which may or may not be available and may be more costly.

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

Our financial results for periods prior to the separation historically were included within the consolidated results of Biogen, and until the distribution occurred, we were not directly subject to reporting and other requirements of the Securities and Exchange Act of 1934 (Exchange Act) and Section 404 of the Sarbanes‑Oxley Act of 2002. We currently qualify as an “emerging growth company” and for so long as we remain so qualified we will be exempt from Section 404(b) of the Sarbanes‑Oxley Act of 2002, which requires auditor attestation to the effectiveness of internal control over financial reporting. Based on our market capitalization as of the end of our second quarter of 2017, we will no longer qualify as an emerging growth company as of the end of our fiscal year ending December 31, 2017. At such time, we will be broadly subject to reporting and other requirements under the Exchange Act and Sarbanes‑Oxley Act of 2002, which will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.

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

Pursuant to the separation agreement and certain other agreements we entered into with Biogen, we assumed and agreed to indemnify Biogen for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax‑free nature of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities of the Biogen business. Biogen agreed to indemnify us for liabilities of the Biogen business, but such indemnity from Biogen may not be sufficient to protect us against the full amount of such liabilities, and Biogen may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Biogen any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, operating results, financial condition and cash flows.

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

BIOVERATIV INC.

Date: August 3, 2017	By:	/s/ JOHN T. GREENE
John T. Greene
Executive Vice President, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description

2.1

Agreement and Plan of Merger by and among Bioverativ Inc., True North Therapeutics, Inc., TITN Merger Sub, Inc., and the Equityholders’ Representative named therein, dated as of May 22, 2017  (incorporated by reference to Exhibit 2.1 to Bioverativ’s Current Report on Form 8-K filed May 23, 2017)*

10.18

Credit Agreement between Bioverativ Inc. and certain subsidiaries, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Bioverativ’s Current Report on Form 8-K filed June 29, 2017)

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

+            Filed herewith

++          Furnished herewith

*      The schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Bioverativ will furnish copies of such schedules to the SEC upon its request; provided, however, that Bioverativ may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.