Form 10-Q
period 2017-09-30
Bioverativ Inc.
filed 2017-10-27
CIK 1681689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of October 25, 2017 was 108,199,860.

BIOVERATIV INC.

FORM 10-Q – Quarterly Report

For the Quarterly Period Ended September 30, 2017

NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the Act) with the intention of obtaining the benefits of the “Safe Harbor” provisions of the Act. Use by Bioverativ of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” or the negative of those words or other similar expressions is intended to identify forward‑looking statements.

These forward‑looking statements may include statements with respect to:

•	accounting estimates, assumptions and policies, and the expected impact of the adoption of new accounting standards;
•	estimates of liabilities;
•	separation related adjustments and ongoing costs of certain services provided by Biogen post-separation;
•	expected timing of the completion of certain transition and other services provided by Biogen to us;
•	purchase price allocation determinations in connection with acquisitions, including accounting assumptions, judgments and estimates used in connection such determinations;
•	anticipated contingent payments, including milestone and royalty payment obligations, and the timing thereof;
•	our exposure to market volatility and foreign currency and interest rate risks, and the anticipated impact of actions taken to mitigate such risks;
•	revenue growth and associated costs, discounts or rebates in connection with our products;
•	tax rates;
•	future cash flows, working capital needs, capital expenditures, inventory purchases, strategic investments and access to capital markets;
•	future transactions in our securities and debt issuances;
•	dividends;
•	litigation related matters, including outcomes and expenses relating thereto;
•	the impact of healthcare reform, including any repeal, substantial modification or invalidation of the U.S. Patient Protection and Affordable Care Act;
•	business and strategic objectives;
•	business development activities;
•	our anticipated investments in infrastructure and personnel;
•	our expectation to invest in research and development activities;
•	expected clinical trials and timing thereof;
•	receipt of necessary regulatory authorization and approvals;
•	our anticipated geographic expansion;
•	our growth, including patient share growth;
•	our manufacturing, supply and distribution arrangements;
•	the sufficiency of our facilities;
•	our relationships with third parties, collaborators and our employees; and
•	our ability to operate as a standalone company.

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

NOTE REGARDING TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Bioverativ owns or has rights to use the trademarks, service marks and trade names that it uses in conjunction with the operation of its business. Some of the trademarks that Bioverativ owns or has rights to use that appear in this report include: ALPROLIX® and ELOCTATE®, which may be registered or trademarked in the United States and other jurisdictions. Bioverativ’s rights to some of its trademarks may be limited to select markets. Each trademark, trade name or service mark of any other company appearing in this report is, to Bioverativ’s knowledge, owned by such other company. References to ELOCTATE in this report shall also refer to ELOCTA, the approved trade name for ELOCTATE in the European Union, as the context may require.

PART I – FINANCIAL INFORMATION

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited, in millions, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product, net	$274.8	$217.1	$780.7	$604.8
Collaboration	16.8	12.1	59.1	26.4
Total revenues	291.6	229.2	839.8	631.2
Cost and expenses:
Cost of sales	65.5	71.5	209.3	162.2
Research and development	70.1	42.7	140.7	146.9
Selling, general and administrative	52.2	35.7	160.5	114.0
Total cost and expenses	187.8	149.9	510.5	423.1
Income from operations	103.8	79.3	329.3	208.1
Other income (expense), net	1.2	(0.1)	3.8	(1.1)
Income before income tax expense (benefit)	105.0	79.2	333.1	207.0
Income tax expense (benefit)	37.1	(1.3)	118.8	(3.7)
Net income	$67.9	$80.5	$214.3	$210.7
Net income per share:
Basic earnings per share	$0.63	$0.75	$1.98	$1.95
Diluted earnings per share	$0.63	$0.75	$1.98	$1.95
Weighted average shares used in calculating:
Basic earnings per share	108.2	108.0	108.1	108.0
Diluted earnings per share	108.6	108.0	108.4	108.0
Other comprehensive income:
Net income	$67.9	$80.5	$214.3	$210.7
Currency translation adjustment	0.4	—	(2.1)	4.0
Total other comprehensive income	0.4	—	(2.1)	4.0
Comprehensive income	$68.3	$80.5	$212.2	$214.7

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions, except share data)

	As of	As of
	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$224.1	$—
Accounts receivable, net	197.6	149.4
Inventory	30.5	302.0
Due from Biogen	33.1	—
Other current assets	88.4	24.2
Total current assets	573.7	475.6
Restricted cash	40.0	—
Property, plant and equipment, net	24.3	28.4
Intangible assets, net	637.4	51.7
Goodwill	171.2	—
Deferred tax assets, net	0.7	154.2
Other long-term assets	6.2	22.0
Total assets	$1,453.5	$731.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23.6	$12.7
Accrued expenses and other current liabilities	229.6	89.3
Due to Biogen	32.0	—
Total current liabilities	285.2	102.0
Due to True North Therapeutics equityholders	40.0	—
Other long-term liabilities	81.1	63.7
Deferred tax liabilities, net	154.3	—
Contingent consideration	142.6	—
Total liabilities	$703.2	$165.7
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value (shares authorized of 50,000,000 at September 30, 2017 and 0 at December 31, 2016; no shares issued and outstanding at September 30, 2017 or at December 31, 2016)	—	—
Common stock, $0.001 par value (shares authorized of 800,000,000 at September 30, 2017 and 1,000 at December 31, 2016; shares issued and outstanding of 108,183,974 at September 30, 2017 and 1,000 at December 31, 2016)	0.1	—
Additional paid-in capital	559.5	—
Retained earnings	191.0	—
Net parent company investment	—	564.4
Accumulated other comprehensive income (loss)	(0.3)	1.8
Total equity	$750.3	$566.2
Total liabilities and equity	$1,453.5	$731.9

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$214.3	$210.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11.5	39.5
Stock-based compensation	27.0	11.3
Deferred taxes	6.1	—
Remeasurement of contingent consideration	2.3	—
Changes in operating assets and liabilities, net:
Accounts receivable	(48.2)	(32.3)
Inventory	92.5	(31.1)
Due from Biogen, net	(1.1)	—
Other assets	(60.2)	(9.0)
Accounts payable, accrued expenses and other current liabilities	116.0	21.1
Other liabilities	17.4	23.1
Net cash flows provided by operating activities	377.6	233.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(11.6)	(3.8)
Acquisition of True North Therapeutics, net of cash	(395.7)	—
Acquisition of intangible assets	—	(26.5)
Net cash flows used in investing activities	(407.3)	(30.3)
Cash flows from financing activities:
Transfers to Biogen	(45.2)	(203.0)
Cash from Biogen upon separation	325.0	—
Working capital adjustments paid to Biogen, net	(23.5)	—
Shares issued under employee benefit plans	(3.3)	—
Net cash flows provided by (used in) financing activities	253.0	(203.0)
Effect of foreign exchange rate changes on cash and equivalents	0.8	—
Net increase in cash and cash equivalents	224.1	—
Cash and cash equivalents, beginning of the period	$—	$—
Cash and cash equivalents, end of the period	$224.1	$—
Supplemental cash flow disclosure:
Cash paid for income taxes	$90.5	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

BIOVERATIV INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited, in millions)

			Additional		Net Parent	Accumulated Other
	Common Stock		Paid-In	Retained	Company	Comprehensive
	Shares	Amount	Capital	Earnings	Investment	Income (Loss)	Total equity
Balance, December 31, 2015	—	$—	$—	$—	$384.4	0.3	$384.7
Net income	—	—	—	—	210.7	—	210.7
Transfers to Biogen	—	—	—	—	(193.5)	—	(193.5)
Foreign currency translation adjustments	—	—	—	—	—	4.0	4.0
Balance, September 30, 2016	—	$—	$—	$—	$401.6	$4.3	$405.9

Balance, December 31, 2016	—	$—	$—	$—	$564.4	$1.8	$566.2
Net income	—	—	—	191.0	23.3	—	214.3
Separation-related adjustments	—	—	2.1	—	(312.4)	—	(310.3)
Transfers to Biogen	—	—	—	—	(43.0)	—	(43.0)
Cash from Biogen	—	—	—	—	325.0	—	325.0
Working capital adjustments paid to Biogen, net	—	—	—	—	(23.5)	—	(23.5)
Reclassification of net parent company investment to additional paid-in capital	—	—	533.8	—	(533.8)	—	—
Issuance of common stock upon separation	108.0	0.1	(0.1)	—	—	—	—
Share-based compensation expense	—	—	27.0	—	—	—	27.0
Shares issued under employee benefit plans	0.2	—	(3.3)	—	—	—	(3.3)
Foreign currency translation adjustments	—	—	—	—	—	(2.1)	(2.1)
Balance, September 30, 2017	108.2	$0.1	$559.5	$191.0	$—	$(0.3)	$750.3

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

Bioverativ holds the assets and liabilities of Biogen’s former hemophilia business. Bioverativ is focused on the discovery, research, development and commercialization of innovative therapies for the treatment of hemophilia and other rare blood disorders.

Bioverativ’s marketed products include ELOCTATE and ALPROLIX, extended half‑life factors for the treatment of hemophilia A and hemophilia B, respectively. Pursuant to a development and commercialization agreement, Bioverativ collaborates with Swedish Orphan Biovitrum AB (publ) (Sobi) to jointly develop and commercialize ELOCTATE and ALPROLIX globally. Sobi has responsibility for commercialization of ELOCTATE and ALPROLIX in Europe, Russia and certain countries in Northern Africa and the Middle East, while Bioverativ retains rights to commercialize those therapies in the United States, Japan, Canada, Australia, Latin American countries and all other markets excluding Sobi’s commercialization territory. See Note 3, Collaborations, for further information on Bioverativ’s collaboration with Sobi.

Bioverativ’s pipeline includes programs in hemophilia, cold agglutinin disease, sickle cell disease, beta thalassemia, and other rare blood disorders.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a  normal recurring nature, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

We operate as one operating segment, which is discovering, researching, developing and commercializing innovative therapies for the treatment of hemophilia and other rare blood disorders.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2016 Form 10-K and updated, as necessary, in our Quarterly Reports on Form 10-Q. The December 31, 2016 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

During the nine months ended September 30, 2017, the company recorded certain separation related adjustments in its condensed consolidated statement of equity. The separation related adjustments primarily related to differences between assets and liabilities transferred to Bioverativ as a result of the separation and assets and liabilities reported in the company’s consolidated balance sheet as of January 31, 2017. Separation related adjustments for the nine months ended September 30, 2017 totaled $310.3 million consisting primarily of inventory and deferred tax assets retained by Biogen upon separation. Additional separation related adjustments could be recorded in future periods.

Prior to the separation, the unaudited condensed consolidated financial statements were prepared on a standalone basis and were derived from Biogen’s consolidated financial statements and accounting records as if the former hemophilia business of Biogen had been standalone business. Accordingly, financial information for periods prior to the separation is shown on a carve-out basis for the hemophilia business as part of Biogen. The unaudited condensed consolidated financial statements reflected the company’s financial position, results of operations and cash flows as the business was operated as part of Biogen prior to the distribution.

Prior to the separation, the unaudited condensed consolidated financial statements included the attribution of certain assets and liabilities that were historically held at the Biogen corporate level but which were specifically identifiable or attributable to the company. All intercompany transactions and accounts within the company were eliminated. All transactions between the company and Biogen were considered to be effectively settled in the unaudited condensed consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of the transactions with Biogen is reflected in the unaudited condensed consolidated statements of cash flows in periods prior to the separation as a financing activity and in the unaudited condensed consolidated balance sheet as net parent company investment.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In first quarter of 2017, the company concluded that it was appropriate to classify costs associated with medical affairs as research and development to better align with Bioverativ’s organizational structure. Previously, such costs had been classified as selling, general and administrative. As a result, the amounts that were previously presented in selling, general and administrative were reclassified in research and development for each of the following periods in 2016.

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

Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction. If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date if it has no future alternative use. Future costs to develop these assets are recorded to research and development as they are incurred. When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.

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

We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As described above in Basis of Presentation, we operate in one operating segment which we consider our only reporting unit.

Contingent Consideration

The consideration for our acquisition includes future payments that are contingent upon the occurrence of various events. We record a liability for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the likelihood of achieving the milestones and making related payments. Our contingent consideration is remeasured each reporting period. Changes in the fair value of our contingent consideration are recognized in our condensed consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including changes to the discount rates, changes in the probability of certain clinical events, regulatory approval, and the amount or timing of development and sales based milestones. Discount rates in our valuation models represent a measure of the weighted average cost of capital of the target associated with settling the liability. The period over which we discount our contingent consideration is based on the current development stage of the product candidates and our specific development plan for that product candidate. In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Non-designated Foreign Currency Contracts

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to other income (expense) and are entered into for periods consistent with currency transaction exposures, generally less than one year.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that we adopt as of the specified effective date.

The following new standards issued by FASB were adopted by the company on January 1, 2017:

•

Accounting Standards Update (ASU) No. 2015‑11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first in, first out (FIFO) or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the full retrospective method. Our assessment of the potential impact that this standard may have on our financial position, results of operations and disclosures will be completed in the fourth quarter of 2017.

In January 2016 the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in a company's results of operations. The new standard will be effective for us on January 1, 2018. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on their balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the impact that this standard may have on our results of operations, financial position and disclosures. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our results of operations but may materially impact our net financial position.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the deferral of the tax effects of intra-entity transfers of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for us on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position.

In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets and activities is not a business. This new standard will be effective for us on

January 1, 2018, however early adoption is permitted. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position.

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

In May 2017 the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. This new standard will be effective for us on January 1, 2018, however early adoption is permitted. As of September 30, 2017, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

2. Acquisition of True North Therapeutics, Inc.

On June 28, 2017, Bioverativ acquired all of the outstanding equity of True North Therapeutics, Inc. (True North), a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class product candidates for complement-mediated diseases. At closing, we paid True North equityholders as of the acquisition date (True North equityholders) upfront consideration of $395.7 million plus assumed cash. True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. The upfront consideration was paid with cash.

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

We remeasured the fair value of the contingent consideration in the third quarter of 2017, which resulted in both changes in the fair value of the purchase price consideration and changes in the company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

The company’s preliminary fair value of the purchase price consideration as of September 30, 2017 consisted of the following:

(In millions)	Estimated Fair Value
Cash paid, net of cash acquired	$395.7
Contingent consideration	189.0
Total purchase consideration	$584.7

The company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date and September 30, 2017 is outlined below.

	As of		As of
	June 30,		September 30,
(In millions)	2017	Adjustments	2017
Current assets	$0.6	$—	$0.6
Property, plant and equipment, net	0.6	—	0.6
In-process research and development (IPR&D)	590.0	—	590.0
Goodwill	164.6	6.6	171.2
Accounts payable and accrued expenses	(4.0)	—	(4.0)
Deferred tax liabilities	(173.7)	—	(173.7)
Preliminary fair value of identifiable assets acquired and liabilities assumed	$578.1	$6.6	$584.7

The company is currently completing its evaluation of information, assumptions and valuation methodologies it used in its preliminary fair value of the purchase price consideration. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities. The adjustment in the third quarter of 2017 was due to refinements of certain assumptions, based upon information available as of the acquisition date. As of September 30, 2017, certain items related to the measurement of intangible assets and current and deferred taxes have not been finalized and may be subject to change as additional information is received. The finalization of these matters and any additional information received that existed as of the acquisition date may result in changes to the underlying assets, liabilities and goodwill. These changes may be material. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

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

Goodwill

Goodwill, of $171.2 million as of September 30, 2017, which is not deductible for tax purposes, includes the value of net deferred tax liabilities associated with IPR&D.

The table below presents a rollforward of goodwill:

(In millions)
Balance at June 30, 2017	$164.6
Measurement period adjustment	6.6
Balance at September 30, 2017	$171.2

Deferred tax liabilities

Deferred tax liabilities includes the impact of IPR&D intangible assets which have no tax basis, partially offset by deferred tax assets associated with acquired net operating losses and research and development credits.

Contingent Consideration

True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. As of June 30, 2017, the company estimated the preliminary fair value of the contingent consideration to be $182.4 million using a probability adjusted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows. In the third quarter of 2017, the company refined its estimates of the preliminary fair value of the contingent consideration and recorded adjustments to increase the contingent consideration liability to $191.3 million. Certain of the refinements related to the estimated timing of milestone achievements, which were based on information that was available as of the acquisition date. The impact of these refinements was an increase of $6.6 million, which has been recorded as an adjustment of the fair value of the contingent consideration liability and an increase in goodwill. Additional changes to assumptions used in the estimated preliminary fair value of contingent consideration were refinements based on current information as of September 30, 2017. The impact of these refinements was an increase of $2.3 million in the fair value of contingent consideration, which has been recorded as an increase in the contingent consideration liability and a research and development expense.

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

Integration and Acquisition Costs

During the nine months ended September 30, 2017, the company expensed $9.0 million relating to the acquisition and integration of True North, which has been recorded within selling, general and administrative in the company’s unaudited condensed consolidated statements of income.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$291.6	$229.2	$839.9	$631.2
Net income	67.8	74.6	199.8	185.6
Per share amounts:
Net income per share - basic	0.63	0.69	1.85	1.72
Net income per share - diluted	0.62	0.69	1.84	1.72

The unaudited pro forma financial information above reflects a pro forma adjustment for the three and nine months ended September 30, 2017 of $0 and $11.6 million, respectively, related to integration and acquisition costs, net of tax incurred by Bioverativ and True North, including costs incurred by True North associated with its preparation for an initial public offering.

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

ELOCTA was approved by the European Commission (EC) in November 2015. The Opt‑In Consideration and aggregate amount reimbursable by Sobi for ELOCTA was $211.0 million. As of September 30, 2017, approximately $104 million remained reimbursable by Sobi.

ALPROLIX was approved by the EC in February 2016. The Opt‑In Consideration and aggregate amount reimbursable by Sobi for ALPROLIX was $184.7 million. As of September 30, 2017, approximately $103 million remained reimbursable by Sobi.

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

Upon Sobi’s first commercial sale in 2016, and during the Reimbursement Period, the royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in the Bioverativ North American Territory is 7% and Bioverativ Direct Territory is 12%. After the Reimbursement Period concludes, the royalty rate we pay to Sobi increases by 5%. For the three and nine months ended September 30, 2017, we are recording cost of sales at the effective royalty rate of approximately 11%. For the three months and nine months ended September 30, 2016, the effective royalty rate was approximately 11% and 9%, respectively.

The company is accounting for the development and commercialization agreement under a right to use model and is recognizing revenue over the term of the commercialization period.

The royalty rate received by the company, during the Reimbursement Period on sales of ELOCTATE and ALPROLIX in Sobi’s territory is 17%. After the Reimbursement Period concludes, the royalty we receive decreases to 12%. We are recording revenue at the effective royalty rate of approximately 14%.

In September 2014, Sobi elected to treat BIVV001 (rFVIIIFc‑VWF‑XTEN), a compound construct developed using the XTEN technology licensed by Bioverativ from Amunix, as subject to the collaboration.

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

Borrowings under the Credit Facility bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the Credit Facility, the applicable margin on base rate loans ranges from 0.50% to 1.00% and the applicable margin on Eurocurrency loans ranges from 1.50% to 2.00%, in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). Borrowings under the Credit Facility are guaranteed by certain of our domestic subsidiaries.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (x) a maximum consolidated leverage ratio of 3.00 to 1.00 (which ratio may, at the election of the Company, be increased to 4.00 to 1.00 upon consummation of a material acquisition, and which shall step down by 0.25x after each full fiscal quarter following such acquisition and return to 3.00 to 1.00 after four full fiscal quarters) and (y) a minimum consolidated interest coverage ratio (the ratio of our EBITDA to consolidated interest charges) of 3.00 to 1.00.  As of September 30, 2017, the company was in compliance with the financial covenants under the Credit Facility.

On July 28, 2017, the $50.0 million borrowing was repaid plus accrued interest. As of September 30, 2017, there were no amounts outstanding under the Credit Facility.

5. Financial instruments and fair value measurements

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1 – Fair values are determined by utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•

Level 2 – Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

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

The table below presents information about our assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

As of September 30, 2017 (In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$195.8	$—	$195.8	$—
Plan assets for deferred compensation	17.6	—	17.6	—
Derivative contracts	2.6	—	2.6	—
Total	$216.0	$—	$216.0	$—
Liabilities
Contingent consideration obligations	$191.3	$—	$—	$191.3
Total	$191.3	$—	$—	$191.3

As of September 30, 2017, cash equivalents were comprised of money market funds with maturities less than 90 days from the date of purchase.

As of September 30, 2017, the notional amount of outstanding undesignated foreign currency derivative instruments was $108.1 million and the fair value of $2.6 million was a component of other current assets. For the three and nine months ended September 30, 2017, foreign currency derivative gains were $0.7 million and $2.2 million, respectively, and were a component of other income (expense). There were no hedge gains or losses in any other period presented.

There have been no material impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2017. In addition, there were no changes in valuation techniques or inputs utilized or transfers between fair value measurement levels during the three and nine months ended September 30, 2017.

The table below presents a rollforward of contingent consideration obligations:

(In millions)
Balance at June 30, 2017	$182.4
Measurement period adjustment	6.6
Research and development expenses recognized due to change in fair value	2.3
Balance at September 30, 2017	$191.3

6. Reserves for Discounts and Allowances

Following the company’s product launches, the company began recognizing reserves for discounts and allowances related to product revenue.

An analysis of the change in reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total
Balance at December 31, 2016	$6.0	$26.5	$0.3	$32.8
Provision related to current period sales	126.1	221.9	0.4	348.4
Adjustment related to prior period sales	(1.3)	0.7	0.7	0.1
Credits/payments made	(125.7)	(208.1)	(0.2)	(334.0)
Balance at September 30, 2017	$5.1	$41.0	$1.2	$47.3

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Reduction of accounts receivable	$10.3	$11.1
Current liability	37.0	21.7
Total reserves	$47.3	$32.8

7. Inventory

The components of inventory are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Raw materials	$0.6	$42.9
Work in process	20.5	227.2
Finished goods	9.4	31.9
Total inventory	$30.5	$302.0

Inventory and inventoriable costs written down as a result of lot failures, excess, obsolescence, unmarketability or other reasons are charged to cost of sales. There were $0.7 million and $6.3 million of write-offs in the three months ended September 30, 2017 and 2016, respectively. There were $8.9 million and $9.9 million of write-offs in the nine months ended September 30, 2017 and 2016, respectively.

Inventory consists of amounts contributed as part of the separation. Since the separation, we have drawn down contributed inventory. In connection with the separation, certain raw material and work in process inventory totaling $179.0 million was retained by Biogen. This inventory is subject to the terms and conditions of our manufacturing and supply agreement with Biogen. In the fourth quarter of 2017, we commenced purchasing inventory from Biogen pursuant to a  manufacturing and supply agreement.

 8. Intangible Assets

Our intangible assets consist of developed technology milestones and IPR&D. Developed technology primarily relates to approval milestones for ALPROLIX paid to the former Syntonix shareholders in 2014 and 2016. IPR&D consists of assets acquired as a result of our acquisition of True North and primarily relates to BIVV009 (formerly TNT009), a first-in-class monoclonal antibody in development for the treatment of cold agglutinin disease (CAgD).

Intangible assets, net of accumulated amortization are summarized as follows:

		As of			As of
		September 30, 2017			December 31, 2016
	Estimated		Accumulated			Accumulated
(In millions except for estimated life)	Life	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	11 years	$61.7	$(14.3)	$47.4	$61.7	$(10.0)	$51.7
IPR&D	Indefinite	590.0		590.0	—	—	—
Total		$651.7	$(14.3)	$637.4	$61.7	$(10.0)	$51.7

During the three and nine months ended September 30, 2017 amortization expense associated with developed technology assets was $1.4 million and $4.3 million, respectively, as compared to $1.4 million and $3.4 million, respectively, in the prior year comparative periods.

9. Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Buildings	$—	$8.0
Leasehold improvements	8.7	—
Machinery and equipment	30.3	21.0
Computer software and hardware	6.2	5.9
Furniture and fixtures	0.9	0.5
Construction in progress	1.0	6.9
Total cost	47.1	42.3
Less: accumulated depreciation	22.8	13.9
Total property, plant and equipment, net	$24.3	$28.4

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

The company’s effective tax rate was 35.3% during the three months ended September 30, 2017 as compared to (1.6)% in the prior year comparative period. The company’s effective income tax rate was 35.7% during the nine months ended September 30, 2017 as compared to (1.8)% in the prior year comparative period. The company’s effective income tax rate for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory rate mainly due to state and local taxes partially offset by credits and net operating losses and permanent items. The company’s effective income tax rates for the three and nine months ended September 30, 2016 differ from the U.S. federal statutory rates mainly due to the release of a  previously established valuation allowance.

The effective income tax rate increased during the three and nine months ended September 30, 2017 as compared to the prior year comparative periods primarily due to the release of a valuation allowance associated with deferred tax assets resulting from our net losses and business credit carryforwards in the three and nine months ended September 30, 2016. Substantially all of these assets will not be available in the future since those attributes have already been utilized in the tax returns of Biogen.

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

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Numerator:
Net income	$67.9	$80.5	$214.3	$210.7
Denominator:
Weighted average number of common shares outstanding	108.2	108.0	108.1	108.0
Effect of dilutive securities:
Stock options	0.1	—	—	—
Time-vested restricted stock units	0.3	—	0.3	—
Dilutive potential common shares	0.4	—	0.3	—
Shares used in calculating diluted earnings per share	108.6	108.0	108.4	108.0

There were no anti-dilutive shares for the three months ended September 30, 2017, as compared to 2.5 million of outstanding common share equivalents for stock options and time-vested restricted stock units for the three months ended September 30, 2016. The computation of diluted earnings per share excludes 2.2 million of outstanding common share equivalents for stock options for the nine months ended September 30, 2017, as compared to 2.5 million of outstanding common share equivalents for stock options and time-vested restricted stock units for the nine months ended September 30, 2016 as the effect is anti-dilutive.

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

The following table provides share-based compensation expense by statement of income line item for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Cost of sales	$—	$3.0	$—	$5.9
Research and development	1.5	0.8	3.7	2.3
Selling, general and administrative	7.7	1.2	23.3	3.1
Total share-based compensation expense	$9.2	$5.0	$27.0	$11.3

During the three months ended September 30, 2017 and subsequent to the separation, Bioverativ awarded share-based compensation grants consisting in the aggregate of 0.1 million stock options and RSUs, with respect to the company’s employees. During the nine months ended September 30, 2017 and subsequent to the separation, Bioverativ awarded share-based compensation grants consisting of 2.2 million stock options and 0.4 million RSUs, with respect to the company’s employees.

Stock Options

Post-Separation

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted by Bioverativ following the separation during the nine months ended September 30, 2017, along with the weighted-average grant-date fair values, were as follows:

For the Nine Months Ended
September 30, 2017
Expected volatility	40.0%
Range of expected life (in years)	4 ̶ 5
Range of risk-free interest rate	1.72% ̶ 1.99%
Dividend yield	̶
Range of fair value per stock option	$16.78 ̶ $23.38

Expected volatility was determined using an average of peer companies’ expected volatility. As of September 30, 2017, the unrecognized compensation cost related to all unvested stock options held by Bioverativ’s employees of $23.4 million is expected to be recognized as expense over a weighted-average period of 2.4 years.

RSUs

As of September 30, 2017, the unrecognized compensation cost related to all unvested RSUs held by Bioverativ employees of $16.7 million is expected to be recognized as expense over a weighted-average period of 1.6  years.

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

For the company’s operations in the United States and Canada transfer of marketing authorizations and other regulatory requirements did not occur by the separation date of February 1, 2017. As a result, the company entered into a commercial operations agreement with Biogen for the United States and Canada. Under the terms of the commercial operations agreements, until the Company has obtained the various required authorizations, Biogen agreed to perform certain services related to the distribution of finished goods to the company’s customers. The company is responsible for the business activities conducted by Biogen on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2017. Net sales related to these operations totaled $224.9 million and $668.8 million, respectively, during the three and nine months ended September 30, 2017. At September 30, 2017, the assets and liabilities consisted of certain work in process and finished goods inventories which are reported in inventories on the condensed consolidated balance sheet, and accounts receivable, which is reported as due from Biogen, on the condensed consolidated balance sheet. In May 2017, the Canadian marketing authorizations transferred to Bioverativ and in  September 2017, the U.S. marketing authorizations transferred to Bioverativ. In July 2017 and October 2017, the commercial operations agreements in Canada and the United States, respectively, were completed.

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

The following is a summary of the amounts in the unaudited condensed consolidated balance sheets due to or from Biogen, including the assets and liabilities of certain of the company’s operations that have not yet transferred to Bioverativ and are held by Biogen as of the balance sheet dates:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Receivables to be transferred to Bioverativ, held by Biogen	$33.1	**
Amounts due to Biogen associated with transition service agreements	(32.0)	**
Net	$1.1	**

**          Amount not applicable.

Corporate Overhead and Other Allocations from Biogen

Prior to the separation, the company did not historically operate as a standalone business and had various relationships with Biogen whereby Biogen provided services to the company. These unaudited condensed consolidated financial statements include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. For more information, see Note 1, Nature of Business and Basis of Presentation. For the nine months ended September 30, 2017, the allocations are for the period from January 1, 2017 through the separation date. These allocations were reflected as follows in the unaudited condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Research and development allocations	$—	$17.0	$6.5	$58.7
Selling, general and administrative allocations	—	14.8	5.1	47.2
Other (income) expense, net allocations	—	0.1	0.2	1.2
Total corporate overhead and other allocations from Biogen	$—	$31.9	$11.8	$107.1

14. Other Consolidated Financial Statement Detail

Accrued Expenses and Other Current Liabilities

Accrued expenses and other consists of the following:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Revenue-related rebates	$37.0	$21.7
Employee compensation and benefits	29.9	15.9
Deferred compensation liabilities	18.0	—
Research and development expenses	10.7	5.5
Royalty and collaboration expenses	28.4	26.6
Short-term portion of contingent consideration	48.7	—
Taxes payable	31.3	10.8
Other	25.6	8.8
Total accrued expenses and other current liabilities	$229.6	$89.3

Other Long‑Term Liabilities

Other long‑term liabilities consist of the following:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Employee compensation and benefits	$1.3	$18.7
Sobi payments	75.1	45.0
Other	4.7	—
Total long term liabilities	$81.1	$63.7

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

16. Commitments and Contingencies

True North Therapeutics

In connection with our acquisition of True North, the True North equityholders are eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans primarily in gene editing and gene therapy for hemophilia and other blood disorders as of September 30, 2017, we could make potential future milestone payments to third party collaborators of up to approximately $800 million. Payments under these agreements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

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

Overview

We are a global biotechnology company focused on the discovery, research, development and commercialization of innovative therapies for the treatment of hemophilia and other rare blood disorders. We have two marketed products, ELOCTATE [Antihemophilic Factor (Recombinant), Fc Fusion Protein] and ALPROLIX [Coagulation Factor IX (Recombinant), Fc Fusion Protein], and an innovative product pipeline with programs in hemophilia, cold agglutinin disease, sickle cell disease, beta thalassemia, and other rare blood disorders.

Our business strategy is aimed at improving treatment and standards of care for hemophilia and other rare blood disorder patients by further increasing sales and market share of our marketed products, advancing treatment attributes for our marketed products, leveraging our internal expertise to develop new products that meaningfully advance treatment and opportunistically pursuing strategic alliances and tactical acquisitions.

Our revenues are primarily derived from sales of ELOCTATE and ALPROLIX in the United States, Japan and Canada. We also earn revenue from the supply of ELOCTATE and ALPROLIX to Sobi and royalties on sales of ELOCTATE and ALPROLIX by Sobi in its commercialization territory, which is Europe, Russia and certain countries in Northern Africa and the Middle East.

Financial Results Overview—Three and Nine Months Ended September 30, 2017 and 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Total revenues	$291.6	$229.2	$839.8	$631.2
Net income	$67.9	$80.5	$214.3	$210.7

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

Business Development Highlights

True North Acquisition - On June 28, 2017, we acquired all of the outstanding equity of True North Therapeutics, Inc. (True North), a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of first-in-class product candidates for complement-mediated diseases. At closing, we paid True North equityholders upfront consideration of $395.7 million plus assumed cash. True North equityholders are also eligible to receive additional payments of up to $425.0 million contingent on the achievement of future development, regulatory and sales milestones. With the acquisition, we add BIVV009 (formerly TNT009), a first-in-class monoclonal antibody for cold agglutinin disease (CAgD), to our pipeline. BIVV009 has received breakthrough therapy designation from the FDA for the treatment of hemolysis in patients with primary CAgD, and orphan drug designation from the FDA and the European Medicines Agency. Late-stage clinical development planning for BIVV009, including a phase 3 registrational program, is underway.

Bicycle Therapeutics Research Collaboration - In August 2017, we entered into a research collaboration agreement with Bicycle Therapeutics (Bicycle), a biotechnology company that is pioneering a new class of medicines based on its novel bicyclic peptide (Bicycle®) product platform. The collaboration will focus on the discovery, development and commercialization of therapies for hemophilia and sickle cell disease. Under this agreement, Bicycle will be responsible for leading initial discovery activities through lead optimization to candidate selection for three programs. Bioverativ will lead preclinical and clinical development, as well as subsequent marketing and commercialization efforts. Under the agreement, we paid Bicycle a $10.0 million upfront payment. Bicycle is eligible to receive up to $410.0 million related to development, regulatory and commercialization milestones as well as tiered single to low double-digit royalties related to product sales. Bioverativ will also reimburse Bicycle for internal and external program-related costs.

Invicro Strategic Collaboration – In August 2017, we formed a strategic collaboration with Invicro, LLC, a leading provider of imaging services and analysis for pharmaceutical research and development, focused on expanding the use and adoption of leading imaging technologies, including ultrasound and radiolabeled imaging, to improve the diagnosis and management of joint disease in people with hemophilia. One of the primary focuses of this imaging collaboration will be to investigate the impact of ELOCTATE and ALPROLIX, and Bioverativ’s investigational therapy BIVV001, on protection from bleeds and improvement of long-term joint health in people with hemophilia.

Research and Development Highlights

IND for BIVV001 - On June 12, 2017, we announced that the U.S. Food and Drug Administration (FDA) accepted our Investigational New Drug (IND) application for BIVV001 (also known as rFVIIIFc-VWF-XTEN), an investigational factor VIII therapy designed to potentially extend protection from bleeds with prophylactic dosing of once weekly or longer for people with hemophilia A.

IND for ST-400 - In October 2017, we and Sangamo announced that the FDA accepted the IND application for ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta-thalassemia. The IND enables Sangamo to initiate a Phase 1/2 clinical trial to assess the safety, tolerability and efficacy of ST-400 in adults with transfusion-dependent beta-thalassemia.

Phase 4 ITI Trials - In the second quarter of 2017, we and Sobi initiated site start-up for two Phase 4 trials to investigate the use of ELOCTATE in immune tolerance induction (ITI). One trial is in hemophilia A patients with inhibitors undergoing their first ITI treatment, and the other is in hemophilia A patients with inhibitors who have failed previous ITI treatment.

We expect to make substantial investments in research and development in support of our ongoing proprietary research programs and through collaborations with third parties for the development of new products and therapies.

Research and development expenses were $70.1 million and $140.7 million, or 24.0% and 16.8% of total revenue, respectively, during the three and nine months ended September 30, 2017.

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

•

The unaudited condensed consolidated statements of income include an allocation from Biogen to us for certain research and development and selling, general and administrative costs not directly attributable to the hemophilia business of Biogen. The research and development costs include depreciation and other facility‑based expenses, regulatory affairs function, pharmacovigilance, other infrastructure and management costs supporting multiple projects. The selling, general and administrative costs include certain services provided by Biogen, which include executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, investor relations, shared services, insurance, employee benefits and incentives and share‑based compensation. The amounts of these allocations may not necessarily be indicative of the similar costs we are incurring subsequent to the separation. The total amount of research and development, selling, general and administrative costs and other income (expense) allocated to us from Biogen for the nine months ended September 30, 2017 and 2016 were $11.8 million and $107.1 million, respectively.

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

Results of Operations—Three and Nine Months Ended September 30, 2017 and 2016

Revenue

Total Revenues

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(In millions, except percentages)	2017		2016		2017		2016
Product revenues
United States	$224.8	77.1%	$176.8	77.1%	$652.2	77.7%	$513.4	81.3%
All Other Markets	50.0	17.1%	40.3	17.6%	128.5	15.3%	91.4	14.5%
Total product revenues	274.8	94.2%	217.1	94.7%	780.7	93.0%	604.8	95.8%
Collaboration revenue	16.8	5.8%	12.1	5.3%	59.1	7.0%	26.4	4.2%
Total revenues	$291.6	100.0%	$229.2	100.0%	$839.8	100.0%	$631.2	100.0%

Revenues totaled $291.6 million for the three months ended September 30, 2017, an increase of 27.2% over the same period in 2016. In the three months ended September 30, 2017, product revenues in the United States totaled $224.8 million, an increase of 27.1% over the same period in 2016 and sales outside of the United States totaled $50.0 million, an increase of 24.1% over the same period in 2016. In the three months ended September 30, 2017, collaboration revenue, consisting of manufacturing and royalty revenues, totaled $16.8 million, an increase of 38.8% over the same period in 2016.

Revenues totaled $839.8 million for the nine months ended September 30, 2017, an increase of 33.0% over the same period in 2016. In the nine months ended September 30, 2017, product revenues in the United States totaled $652.2 million, an increase of 27.0% over the same period in 2016 and sales outside of the United States totaled $128.5 million, an increase of 40.6% over the same period in 2016. In the nine months ended September 30, 2017, collaboration revenue, consisting of manufacturing and royalty revenues, totaled $59.1 million, an increase of 123.9% over the same period in 2016.

Product Revenues

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(In millions, except percentages)	2017		2016		2017		2016
ELOCTATE	$186.3	67.8%	$131.9	60.8%	$516.5	66.2%	$364.3	60.2%
ALPROLIX	88.5	32.2%	85.2	39.2%	264.2	33.8%	240.5	39.8%
Total product revenues	$274.8	100.0%	$217.1	100.0%	$780.7	100.0%	$604.8	100.0%

ELOCTATE	ALPROLIX

For the three months ended September 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 47.3%. The increase in all other markets’ ELOCTATE revenues was primarily due to an increase in unit sales volume in Japan of 42.1% compared to the same period in 2016.

For the three months ended September 30, 2017 compared to the same period in 2016, the increase in ALPROLIX revenues in U.S. and all other markets was primarily due to an increase in unit sales volume. We expect that ALPROLIX will continue to face a competitive environment.

ELOCTATE	ALPROLIX

For the nine months ended September 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 35.8%. The increase in all other markets’ ELOCTATE revenues was due to an increase in unit sales volume in Japan of 79.5% compared to the same period in 2016, as well as an increase in unit sales volume in Canada of 175.9% compared to the same period in 2016.

For the nine months ended September 30, 2017 compared to the same period in 2016, the increase in U.S. ELOCTATE revenues was primarily due to an increase in unit sales volume of 39.7%. The increase in all other markets’ ELOCTATE revenues was primarily due to an increase in unit sales volume in Japan of 63.4% compared to the same period in 2016.

For the nine months ended September 30, 2017 compared to the same period in 2016, the increase in U.S. ALPROLIX revenues was primarily due to an increase in unit sales volume of 8.4%. The increase in all other markets’ ALPROLIX revenues was primarily due to an increase in unit sales volume in Japan of 18.5% compared to the same period in 2016. We expect that ALPROLIX will continue to face a competitive environment.

Discounts and allowances

Discounts and allowances for the three months ended September 30, 2017 and 2016 were approximately 32% and 28% of gross sales, respectively. Discounts and allowances for the nine months ended September 30, 2017 and 2016 were approximately 31% and 27% of gross sales, respectively. The increase in discounts and allowances for each of the periods is due to increased Medicaid and United States government rebates.

Revenue from collaborative partners

For the three months ended September 30, 2017, compared to the same period in 2016, the increase in revenue from collaborative partners is attributable to a $7.2 million of royalty revenue from Sobi offset by a  $2.6 million decrease in contract manufacturing revenue.

For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in revenue from collaborative partners is attributable to a $15.0 million increase in contract manufacturing revenue and $17.4 million of royalty revenue from Sobi.

See Note 3, Collaborations, to the condensed consolidated financial statements included elsewhere in this report for additional information on our collaboration with Sobi.

Costs and Expenses

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Cost of sales	$65.5	$71.5	(8.4%)	$209.3	$162.2	29.0%
Research and development	70.1	42.7	64.2%	140.7	146.9	(4.2%)
Selling, general and administrative	52.2	35.7	46.2%	160.5	114.0	40.8%
Total costs and expenses	$187.8	$149.9	25.3%	$510.5	$423.1	20.7%

Cost of Sales

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Product	$32.0	$44.9	(28.7%)	$114.1	$99.4	14.8%
Royalty	32.1	25.2	27.4%	90.9	59.4	53.0%
Amortization of developed technology	1.4	1.4	0.0%	4.3	3.4	26.5%
Total cost of sales	$65.5	$71.5	-8.4%	$209.3	$162.2	29.0%

For the three months ended September 30, 2017 product cost of sales decreased $12.9 million compared to the same periods in 2016 as a result of impairment charges associated with the shutdown of a Biogen Cambridge manufacturing facility in 2016 and lower inventory write-offs partially offset by higher sales volume.  For the nine months ended September 30, 2017 product cost of sales increased  $14.7 million compared to the same periods in 2016 as a result of increased unit sales of both ELOCTATE and ALPROLIX in our territory and manufacturing revenue in Sobi’s territory.

Royalty cost of sales consists mainly of our royalty to Sobi. Upon Sobi’s first commercial sale in 2016, and during the Reimbursement Period, the royalty rate the company will pay Sobi on sales of ELOCTATE and ALPROLIX in the Bioverativ North American Territory is 7% and Bioverativ Direct Territory is 12%. After the Reimbursement Period concludes, the royalty rate we pay to Sobi increases by 5%.  For the three and nine months ended September 30, 2017, we are recording cost of sales at the effective royalty rate of approximately 11%. For the three months and nine months ended September 30, 2016, the effective royalty rate was approximately 11% and 9%, respectively. Please refer to Note 3, Collaborations, to the condensed consolidated financial statements included elsewhere in this report for further information regarding our royalty structure with Sobi.

Inventory and inventoriable costs written down as a result of lot failures, excess, obsolescence, unmarketability or other reasons are charged to cost of sales. There were $0.7 million and $6.3 million of write-offs in the three months ended September 30, 2017 and 2016, respectively. There were $8.9 million and $9.9 million of write-offs in the nine months ended September 30, 2017 and 2016, respectively.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Upfront and milestone payments	$10.6	$—	$7.6	$—
Research and discovery	24.2	10.7	58.0	31.3
Early stage programs	—	—	—	—
Late stage programs	7.7	—	7.7	—
Marketed programs	24.0	15.0	54.3	56.4
Changes in contingent consideration	2.3	—	2.3	—
Other research and development expenses	1.3	17.0	10.8	59.2
Total research and development	$70.1	$42.7	$140.7	$146.9

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

For the three months ended September 30, 2017, compared to the same period in 2016, the increase in research and development was mainly due to incremental investments in research collaborations and incremental investments to advance the pipeline offset by a decrease in allocations from Biogen. For the nine months ended September 30, 2017, compared to the same period in 2016, the decrease in research and development was mainly due to a decrease in allocations from Biogen.

Selling, General and Administrative Expenses

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change %	2017	2016	Change %
Selling, general and administrative	$52.2	$35.7	46.2%	$160.5	$114.0	40.8%

For the three and nine months ended September 30, 2017, compared to the same periods in 2016, the increase in selling, general and administrative is due to an increase in workforce and higher fees and services partially offset by a decrease in allocations from Biogen. We expect to continue to invest in our infrastructure and people as we build capabilities to execute as a standalone company.

Income Taxes

We recorded income tax expense (benefit) of $37.1 million and $(1.3) million for the three months ended September 30, 2017 and 2016, respectively. We recorded income tax expense (benefit) of $118.8 million and $(3.7) million for the nine months ended September 30, 2017 and 2016, respectively. Our effective income tax rate was 35.7% and (1.8)% of income before income taxes for the nine months ended September 30, 2017 and 2016, respectively.

The effective income tax rate increased during the nine months ended September 30, 2017 as compared to the prior year period primarily due to the release of a valuation allowance associated with deferred tax assets. Substantially all of the deferred tax assets are no longer available to us as they have been utilized by Biogen. The effective rate in 2017 differs from the statutory rate mainly due to state taxes.

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

Debt and Capital

On June 28, 2017, we entered into a credit agreement with Bank of America, which provides for a $175.0 million unsecured, revolving credit facility. See Note 4, Debt and Credit Agreements. We borrowed $50.0 million under this credit facility to fund a portion of the purchase price payable upon completion of the True North acquisition. On July 28, 2017, the $50.0 million borrowing was repaid plus accrued interest. As of September 30, 2017, there were no amounts outstanding under the Credit Facility.

Cash Flows

	For the Nine Months Ended
	September 30,
(In millions)	2017	2016
Net cash flows provided by operating activities	$377.6	$233.3
Net cash flows used in investing activities	$(407.3)	$(30.3)
Net cash flows provided by (used in) financing activities	$253.0	$(203.0)

Net cash provided by operations increased $144.3 million for the nine months ended September 30, 2017 as compared to the same period in 2016 driven primarily by changes in working capital of $150.3 million. In the fourth quarter of 2017, we commenced purchasing inventory from Biogen pursuant to a  manufacturing and supply agreement.

Net cash used for investing activities increased $377.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016 due to the acquisition of True North and purchases of property, plant and equipment.

The $456.0 million increase in net cash provided (used) for financing activities for the nine months ended September 30, 2017 as compared to the same period in 2016 is mainly due to the initial capitalization from Biogen of $325.0 million and decrease of $157.8 million in pre-separation transfers to Biogen partially offset by working capital payments between us and Biogen of $23.5 million.

We expect that our future cash from operations and access to capital markets will provide adequate resources to fund our ongoing cash flow obligations for the foreseeable future.

Contractual Obligations

As of September 30, 2017, other than the contingent consideration associated with the True North acquisition, there have been no material changes in our contractual obligations since December 31, 2016.

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

Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. We consider multiple factors in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and our rationale for entering into the transaction. If we acquire a business as defined under applicable accounting standards, then the acquired IPR&D is capitalized as an intangible asset. If we acquire an asset or group of assets that do not meet the definition of a business, then the acquired IPR&D is expensed on its acquisition date if it has no future alternative use. Future costs to develop these assets are recorded to research and development as they are incurred. When performing our impairment assessment, we calculate the fair value using the same methodology as described above. If the carrying value of our acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value.

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

We compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then we would need to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As described in Note 1, Nature of Business and Basis of Presentation to the condensed consolidated financial statements included elsewhere in this report, we operate in one operating segment which we consider our only reporting unit.

Contingent Consideration

The consideration for our acquisitions includes future payments that are contingent upon the occurrence of various events. We record a liability for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration through valuation models that incorporate probability-adjusted assumptions related to the likelihood of achieving the milestones and making related payments. Our contingent consideration is remeasured each reporting period. Changes in the fair value of our contingent consideration are recognized in our condensed consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including changes to the discount rates, changes in the probability of certain clinical events, regulatory approval, and the amount or timing of development and sales based milestones. Discount rates in our valuation models represent a measure of the weighted average cost of capital of the target associated with settling the liability. The period over which we discount our contingent consideration is based on the current development stage of the product candidates and our specific development plan for that product candidate. In estimating the probability of success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

Non-designated Foreign Currency Contracts

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to other income (expense) and are entered into for periods consistent with currency transaction exposures, generally less than one year.

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

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We currently have operations in the United States, Japan and Canada. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies, the value of the non‑U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a strengthening U.S. dollar will be partially mitigated by the value of non‑U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non‑U.S. revenue and expenses will increase when reported in U.S. dollars.

Currency forward contracts are used as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges. The currency forward contracts are marked-to-market with changes in fair value recorded to other income (expense) and are entered into for periods consistent with currency transaction exposures, generally less than one year.

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

Interest Rate Risk

We entered into a $175.0 million revolving credit facility.  Borrowings under the Credit Facility bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the Credit Facility, the applicable margin on base rate loans ranges from 0.50% to 1.00% and the applicable margin on Eurocurrency loans ranges from 1.50% to 2.00%, in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).

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

Evaluation of Disclosure Controls and Procedures

Bioverativ has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Bioverativ's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2017. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of September 30, 2017.

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

Our ability to successfully compete with other hemophilia treatments may be adversely affected if our therapies are not regarded by patients, healthcare providers or payors as offering significant benefits and value as compared to other current treatments. A number of companies, including some mid-to-large biopharmaceutical companies, such as Alnylam Pharmaceuticals, Bayer AG, Novo Nordisk, CSL Ltd., Pfizer Inc., Roche Holding AG, Sanofi Genzyme and Shire Plc., currently market or are pursuing the development of products for the treatment of hemophilia. We are also aware of other extended half‑life factor products as well as other new technologies, such as gene therapies, bi‑specific antibodies and RNA interference technologies, that are in development and, if successfully developed and approved, would compete with ELOCTATE or ALPROLIX. New therapies and technologies have the potential to transform the standard of care for hemophilia patients, and our products may be unable to compete successfully with such new therapies and technologies that may be developed and marketed by other companies.

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

We rely, and expect to continue to rely, on third parties for the commercial manufacture and distribution of ELOCTATE and ALPROLIX. For example, in connection with the separation, we entered into a manufacturing and supply agreement with Biogen as our sole supplier of ELOCTATE and ALPROLIX for a specified period of time. Biogen is currently the sole manufacturer of ELOCTATE and ALPROLIX. Biogen also relies on third parties with respect to certain aspects of its manufacturing process, including certain sole sources of raw materials. We also rely, and expect to continue to rely, on third parties to distribute our products, including global, regional, and specialty distribution and logistics providers.

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

We may seek additional manufacturing partners in the future. Establishing relationships with additional manufacturing partners could take a significant amount of time and involve significant expense. In the event we change manufacturing partners or the third parties providing fill finish, packaging, labeling and/or storage of our products, we may need to obtain approval from applicable regulatory authorities. Manufacturers are generally required to maintain compliance with current good manufacturing practices, or cGMPs, and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task as these regulatory requirements are complex, time‑consuming and expensive. Moreover, as our products are biologics, they require processing steps that are more difficult than those required for most chemical pharmaceuticals. Any delay, interruption or other issues that arise in the manufacture, fill‑finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could result in administrative sanctions by the FDA or other U.S. or non‑U.S. regulatory agencies. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions.

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

We exclusively license, under an agreement with Amunix, the XTEN technology that is used in connection with certain of our pipeline product candidates, including BIVV001, our investigational, factor VIII therapy designed to potentially extend protection from bleeds with prophylaxis dosing of once weekly or longer for people with hemophilia A. If our agreement with Amunix were to be terminated or if we otherwise lost our rights to such technology, our ability to develop, manufacture and commercialize such product candidates could be adversely affected, and could materially harm our business prospects.

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

Our presence in Japan and other international markets subjects us to certain risks of doing business in international markets, which could adversely impact our business, results of operations and financial condition.

Our presence in Japan, Canada and other non‑U.S. markets, such as Australia and certain countries in Latin America, subjects us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary regulatory or pricing approvals of products in a timely manner;
•	timing and complexity of local tendering processes;
•	differing local product preferences and product requirements;
•	difficulties or delays in establishing commercial operations in countries where we have not previously operated;
•	changes in medical reimbursement policies and programs;
•	fluctuations in foreign currency exchange rates;
•	difficulties in staffing and managing non‑U.S. operations;

•	unexpected difficulties in establishing effective financial and other controls in non-US jurisdictions;
•	uncertainties regarding the collectability of accounts receivable;
•	differing and increased labor regulations, including non‑U.S. work councils;
•	the imposition of governmental controls;
•	less favorable intellectual property or other applicable laws;
•	increasingly complex standards for complying with non‑U.S. laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;
•	government involvement in funding health care in major overseas markets;
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

A part of our long‑term strategy is the continued development and support of our marketed products and our product pipeline programs. Clinical trials and the research and development of biological products are subject to numerous risks and uncertainties and requires significant capital expenditures and management resources. Only a small percentage of product candidates that enter the development process ever receive regulatory approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approval is expensive and uncertain and takes many years. The FDA and non‑U.S. regulatory agencies generally require pre‑clinical (animal) testing as well as multiple stages of clinical (human) testing before a product gains regulatory approval, and failure may occur at any stage of testing. It is possible that positive results in a trial may not be replicated in subsequent or confirmatory trials, and success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful or that regulatory approval will be obtained. Furthermore, our ability to commence and complete clinical trials may be delayed, and our existing trials may be stopped, due to various factors, including: variability in the number and types of patients available for each study; difficulty in maintaining contact with patients after treatment, resulting in incomplete data, unforeseen safety issues or side effects; varying interpretations of clinical trial data; poor or unanticipated effectiveness of candidates during clinical trials; and government or regulatory delays.

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

We have engaged and intend to continue to engage in business development activities, including evaluating potential acquisitions, strategic alliances, collaborations, technology licensing arrangements and other opportunities. An example of these activities includes our recent acquisition of True North Therapeutics (now known as Bioverativ USA Inc.), a clinical stage rare disease company with a monoclonal antibody in development for cold agglutinin disease, a rare and chronic autoimmune hemolytic condition that often leads to severe anemia.

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

We rely, and expect to continue to rely, on a number of significant collaborative and other third party relationships for revenue, and for the development, regulatory approval, commercialization and marketing of our products and product candidates. These third parties may include other biotechnology and biopharmaceutical companies, academic and research institutions, governments and government agencies and other public and private research organizations. For example, in addition to our collaboration with Sobi, we are pursuing programs with other third parties in hemophilia using different technologies, including XTEN technology, gene therapy, gene editing, non‑factor bi‑specific antibodies, and other modalities, such as bicycles, a new therapeutic modality that combine attributes of antibodies, small molecules and peptides within one molecule. We also work with third parties to develop products and product candidates in other rare blood disorders.

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

We used a substantial amount of liquidity to finance the acquisition of True North (now known as Bioverativ USA Inc.).  If we fail to generate positive cash flows our current liquidity levels could make it difficult to commercialize our products or continue or complete our product development, or pursue global expansion, or make strategic investments and acquisitions.

We may not be able to access the capital and credit markets on terms that are favorable to us.

We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital, capital expenditures, and strategic investments. Funding needs may shift and the amount of capital we may need depends on many factors, such as the cost of any new acquisition or collaborative, licensing or other commercial relationships that we may establish, and the progress, timing and scope of our research and development. The capital and credit markets can be volatile and, as a result, we may not receive additional funding when we need it or funding may only be available on unfavorable terms.

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

In the United States, federal and state legislatures, health agencies and third party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our products are prescribed and purchased. In 2017, we continue to face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate or replace some or all of the provisions of the Patient Protection and Affordable Care Act (PPACA). There is no assurance that the PPACA, as currently enacted or as amended or replaced in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There is also significant economic pressure on U.S. state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. Some states have considered legislation and ballot initiatives that would control the prices of drugs, including laws to allow importation of biotechnology and biopharmaceutical products from lower cost jurisdictions outside of the United States and laws intended to impose price controls on state drug purchases. State Medicaid programs are increasingly requesting manufacturers pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

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

We are increasingly dependent upon technology systems and data, many of which are new or unfamiliar systems. Our intellectual property, computer systems, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to data or misappropriation or misuse thereof by those with permitted access and other events. Likewise, data privacy or security breaches by individuals authorized to access our technology systems or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public. The increasing use and evolution of technology, including cloud‑based computing, creates additional opportunities for the unintentional dissemination of information and the intentional destruction of confidential information stored in the company’s systems or in non‑encrypted portable media or storage devices. Cyber attacks continue to increase in their frequency, sophistication and intensity. While we continue to build and improve our systems and infrastructure and take appropriate security measures to reduce these risks to our intellectual property, data and information technology systems, there can be no assurance that our efforts will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a negative effect on our reputation, business, financial condition or results of operations. Further, the misappropriation or other loss of our intellectual property from any of the foregoing could have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

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

Risks Related to the Separation

We may not achieve some of the expected benefits of the separation, and the separation could harm our business, results of operations and financial condition.

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

Prior to our separation from Biogen, we operated as part of Biogen’s corporate organization, and Biogen assisted us by providing various corporate and other business functions. Following the separation, Biogen has had the obligation to provide us with certain transition, manufacturing and supply services pursuant to certain agreements entered into in connection with the separation. If Biogen is unable or unwilling to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, operating results and financial condition.

The services provided by Biogen do not include every service or all of the information and technology systems that we have received from Biogen in the past, and Biogen is only obligated to provide these services for limited periods of time from the separation.

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

The historical information of Bioverativ included in this report for periods prior to our separation from Biogen refers to our business as operated by and integrated with Biogen and is derived from the consolidated financial statements and accounting records of Biogen. Accordingly, the historical financial information for periods prior to our separation from Biogen included in this report does not necessarily reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or what we will achieve in the future primarily as a result of the following factors, among others:

•

Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with Biogen. Although we entered into certain agreements with Biogen in connection with the separation, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Biogen and may result in us incurring higher costs than in the past.

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

Our financial results for periods prior to the separation historically were included within the consolidated results of Biogen, and until the distribution occurred, we were not directly subject to reporting and other requirements of the Securities and Exchange Act of 1934 (Exchange Act) and Section 404 of the Sarbanes‑Oxley Act of 2002. Following the separation, we qualified as an “emerging growth company”, which enabled us to qualify for reduced reporting obligations. For our fiscal year ending December 31, 2017, we will become subject to additional reporting and other requirements under the Exchange Act and Sarbanes‑Oxley Act of 2002, which will require, among other things, annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.

If the distribution, together with certain related transactions, does not qualify as a transaction that is tax‑free for U.S. federal income tax purposes, Biogen and its stockholders could be subject to significant tax liabilities, and we could be required to indemnify Biogen for material taxes pursuant to indemnification obligations under the tax matters agreement.

Completion of the separation from Biogen was conditioned on the receipt by Biogen of an opinion from Biogen’s tax counsel or other third party advisor regarding the qualification of the distribution, together with certain related transactions, as a transaction that will qualify as tax-free distribution for U.S. federal income tax purposes under

Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the Code). The opinion was received and was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and Biogen, including those relating to the past and future conduct of us and Biogen. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or Biogen breach any of our respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

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

The market price of our shares of common stock may fluctuate widely, depending upon many factors, some of which are beyond our control, including the following:

•	our quarterly or annual earnings, or those of other comparable companies;
•	actual or anticipated fluctuations in our operating results;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant clinical trial results or regulatory approvals, investments, acquisitions or dispositions;
•	the failure of securities analysts to cover our shares of common stock after the distribution;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and
•	general economic conditions.

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

Item 6. EXHIBITS

The exhibits listed on the following Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Exhibit Description

10.1	+	Amendment to letter regarding employment arrangement of John Greene dated October 28, 2016*
31.1	+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	++	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase
101.LAB	+	XBRL Taxonomy Extension Label Linkbase
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase

+            Filed herewith

++          Furnished herewith

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVERATIV INC.

Date: October 27, 2017	By:	/s/ JOHN T. GREENE
John T. Greene
Executive Vice President, Chief Financial Officer (principal financial officer)