Form 10-K/A
period 2017-12-31
Bioverativ Inc.
filed 2018-03-08
CIK 1681689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Amendment No. 1 to Form 10-K

Bioverativ Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K Filing), which was originally filed with the SEC on February 14, 2018, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

The following sets forth information regarding our executive officers, including their positions and age as of March 1, 2018. Biographical information for Mr. Cox is contained below in this Item 10 under the caption entitled “Board of Directors.”

Name	Age	Title
John G. Cox	55	Director and Chief Executive Officer
John T. Greene	52	Executive Vice President, Chief Financial Officer
Rogério Vivaldi Coelho, M.D.	54	Executive Vice President and Chief Global Therapeutic Operations Officer
Richard Brudnick	61	Executive Vice President of Business Development
Lucia Celona	52	Executive Vice President, Chief Human Resources and Corporate Communications Officer
Andrea DiFabio	49	Executive Vice President and Chief Legal Officer
Timothy J.R. Harris, Ph.D.	67	Executive Vice President of Research and Development

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

Andrea DiFabio became Executive Vice President and Chief Legal Officer of Bioverativ in January 2017. Prior to that, Ms. DiFabio served as Biogen’s Senior Vice President, Chief Research and Business Development Counsel since 2015. Ms. DiFabio joined Biogen in 2006 and held various positions including serving as Chief U.S. Counsel, Interim Chief Compliance Officer and Chief Research and Business Development Counsel. Prior to Biogen, she was Corporate Vice President and Deputy General Counsel at Parexel International, a global contract research organization. Prior to her work at Parexel International, Ms. DiFabio was a trial lawyer for two Boston law firms, Brown Rudnick and Robins, Kaplan Miller & Ceresi.

Timothy J.R. Harris, Ph.D., D.Sc. joined Bioverativ in February 2017 as interim Head of Research & Development, and was appointed Executive Vice President, Research and Development in April 2017. Prior to joining Bioverativ, Dr. Harris was a venture partner at SV Health Investors, since March 2016. Prior to that, Dr. Harris was Senior Vice President for Precision Medicine at Biogen from March 2015 until February 2016. Prior to such position, he was Senior Vice President for Translational Medicine and Technology at Biogen from June 2011 to February 2015. Before joining Biogen, he was the Chief Technical Officer and Director of the Advanced Technology Program at SAIC-Frederick in Maryland from January 2007 to June 2011. His professional experience includes senior executive positions at a number of companies, including Novasite Pharmaceuticals, where he served as President and Chief Executive Officer from 2005 to September 2006. Dr. Harris founded SGX Pharmaceuticals, Inc. (formerly Structural GenomiX Inc.) (SGX) in 1999, and was Chief Executive Officer of that company until 2005. Before founding SGX, Dr. Harris was Senior Vice President, Research and Development at Axys Pharmaceuticals Inc. (formerly Sequana Therapeutics Inc.). Dr. Harris serves on the Board of Directors of Opgen Inc. and during the past five years, previously served on the board of directors of BG Medicine, Inc. He is a visiting Professor at Columbia University. Dr. Harris is a molecular biologist and biochemist and an executive with nearly 40 years of scientific and leadership expertise in the biotechnology industry. He holds a Ph. D in molecular virology and a D.Sc., both from the University of Birmingham, UK, and is credited with over 100 publications and five issued patents.

Board of Directors

The following table sets forth information with respect to our board of directors as of March 1, 2018.

Name	Age	Title
John G. Cox	55	Director and Chief Executive Officer
Alexander J. Denner, Ph.D.	48	Director
Geno Germano	57	Director
Louis J. Paglia	60	Director
Brian S. Posner	56	Chairman of the Board
Anna Protopapas	53	Director

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

Alexander J. Denner, Ph.D. became a director of Bioverativ in January 2017. Dr. Denner is a founding partner and Chief Investment Officer of Sarissa Capital Management LP (Sarissa Capital). Sarissa Capital focuses on improving the strategies of companies to enhance stockholder value. From 2006 to 2011, Dr. Denner served as a Senior Managing Director at Icahn Capital. Prior to that, he served as a portfolio manager at Viking Global Investors and Morgan Stanley Investment Management. He is currently a member of the boards of directors of Biogen and The Medicines Company, and within the past five years, served on the boards of directors of Amylin Pharmaceuticals, Inc., Ariad Pharmaceuticals Inc., Vivus, Inc. and Enzon Pharmaceuticals, Inc. Dr. Denner’s qualifications for service on our board of directors include his significant experience overseeing the operations and research and development of healthcare companies and evaluating corporate governance matters. He also has extensive experience as an investor, particularly with respect to healthcare companies, and possesses broad healthcare industry knowledge.

Geno Germano became a director of Bioverativ in May 2017. He most recently served as President of Intrexon Corporation, having held that position from June 2016 through March 2017.  Mr. Germano previously served as Group President, Global Innovative Pharma Business at Pfizer Inc., a global pharmaceutical corporation, from 2014 to February 2016, and as President and General Manager, Specialty Care and Oncology at Pfizer, from 2009 through 2013.  Prior to that, he held various senior leadership positions at Wyeth Pharmaceuticals and Johnson & Johnson.  He is currently a member of the board of directors of Sage Therapeutics, Inc. and The Medicines Company, and within the past five years, served on the board of directors of Zoetis Inc.  He is a member of Group of Fifty (G50) and previously served on the Board of the Biotechnology Innovation Organization where he chaired the International Committee and was a member of the Executive Committee.  He serves on the Advisory Board of the Healthcare Businesswomen’s Association and was a Trustee of the Albany College of Pharmacy for the past nine years until he reached the term limit, where he received his B.S. in Pharmacy.  Mr. Germano’s qualifications to sit on the Board of Bioverativ include his extensive experience working for various pharmaceutical and biotechnology companies.

Louis J. Paglia became a director of Bioverativ in January 2017. Mr. Paglia is the founding member of Oakstone Capital LLC, a private investment firm. He previously founded Customer Choice LLC in April 2010, a data analytics company serving the electric utility industry. He previously served as Executive Vice President of UIL Holdings Corporation (UIL), an electric utility, contracting and energy infrastructure company. Mr. Paglia also served as UIL’s Chief Financial Officer and as President of its investment subsidiaries. Prior to joining UIL, Mr. Paglia was Executive Vice President and Chief Financial Officer of eCredit.com, a credit evaluation software company. Prior to that, Mr. Paglia served as the Chief Financial Officer both for TIG Holdings Inc., a property and casualty insurance and reinsurance holding company, and for Emisphere Technologies, Inc., a specialty pharmaceutical company. He is currently a member of the board of directors of Arch Capital Group Ltd., and within the past five years, Mr. Paglia served on the board of directors of NorthStar Realty Finance Corp. and NorthStar Asset Management Group Inc. Mr. Paglia’s qualifications for service on our board of directors include his strong financial background, experience in investment banking and extensive executive management and operating experience in publicly‑held companies.

Brian S. Posner became a director and Chairman of the Board of Bioverativ in January 2017. Mr. Posner is President of Point Rider Group LLC, a consulting and advisory services firm within the financial services industry, and has served as private investor since 2008. From 2005 to March 2008, Mr. Posner served as the President, Chief Executive Officer and Co‑Chief Investment Officer of ClearBridge Advisors, LLC, an asset management company and a wholly owned subsidiary of Legg Mason. Prior to that, Mr. Posner co‑founded Hygrove Partners LLC, a private investment fund, in 2000 and served as its Managing Member for five years. He served as a portfolio manager and an analyst at Fidelity Investments, a financial services company, from 1987 to 1996 and, from 1997 to 1999, at Warburg Pincus Asset Management/Credit Suisse Asset Management where he also served as co‑Chief Investment Officer and Director of Research. Mr. Posner currently serves on the boards of directors of Biogen and Arch Capital Group Ltd. and he is a trustee of the AQR Funds. During the past five years, Mr. Posner previously served on the board of directors of BG Medicine, Inc. Mr. Posner’s qualifications for service on our board of directors include his substantial experience as a leading institutional investment manager and advisor and significant management and financial expertise.

Anna Protopapas became a director of Bioverativ in February 2017. Since March 2015, Ms. Protopapas has served as President, Chief Executive Officer and a Director of Mersana Therapeutics, Inc., a publicly‑held biotechnology company focused on engineering antibody drug conjugates. Prior to joining Mersana, from October 2010 to October 2014, Ms. Protopapas served as a member of the Executive Committee of Takeda Pharmaceutical Company Limited (Takeda), a global pharmaceutical company, and held various senior management positions at the company, including serving as President of Millennium Pharmaceuticals, a wholly owned subsidiary of Takeda focused on oncology, where she was responsible for leading Takeda’s oncology business, and Executive Vice President of Global Business Development, where she was responsible for global acquisitions, partnering, licensing and venture investing. From October 1997 to October 2010, Ms. Protopapas served in various positions at Millennium Pharmaceuticals, including as the Senior Vice President of Strategy and Business Development and a member of the Executive Committee, where she led the company’s business development initiatives. Ms. Protopapas previously served on the board of directors of Ariad Pharmaceutics Inc., a life sciences company, until its acquisition in February 2017. Ms. Protopapas’ qualifications for service on our board of directors include her extensive transactional and senior management experience in the biopharmaceutical industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and greater than 10% stockholders to file initial reports of ownership and changes of ownership of our common stock. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 forms on their behalf. Based solely on our review of the copies of such forms furnished to us or written representations that no reports were required to be filed, we believe that each of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2017 fiscal year.

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

Audit Committee

The Audit Committee is comprised of Dr. Denner, Mr. Paglia and Mr. Posner, each of whom is independent under the listing standards of the Nasdaq Global Select Market and Rule 10A‑3 under the Exchange Act. Mr. Paglia is the chair of the Audit Committee. Each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by our board of directors in its business judgment. Additionally, the board of directors has determined that each of the members of the Audit Committee is an “audit committee financial expert” under SEC rules and the NASDAQ Global Select Market listing standards applicable to audit committees.

The responsibilities of the Audit Committee, which are more fully described in our Audit Committee Charter, include, among other duties:

•	overseeing the independence, qualifications and performance of our independent registered public accounting firm and ensuring receipt of their annual independence statement;
•	appointing and approving the compensation of our independent registered public accounting firm;
•	pre‑approving, with sole authority and direct responsibility, all audit, audit‑related and permitted non‑audit services to be provided to us by the independent registered public accounting firm;
•	reviewing annual audited and quarterly financial statements, as well as disclosures required to be reviewed under applicable legal, regulatory or stock exchange requirements;
•	obtaining and reviewing periodic reports, at least annually, from management assessing the effectiveness of our internal control over financial reporting;
•	reviewing our accounting, financial reporting and other processes to assure compliance with all applicable laws, regulations and corporate policy;
•	reviewing our tax strategy and internal audit and corporate compliance functions;
•	establishing procedures for confidential and anonymous submission and treatment of complaints regarding our accounting, internal controls, disclosure or other financial or auditing matters;
•	preparing audit committee reports required by applicable SEC rules; and
•	overseeing management’s exercise of its responsibility to assess and manage risks associated with the company’s financial, accounting and disclosure matters.

Compensation Committee

The Compensation Committee is comprised of Mr. Germano, Mr. Paglia and Mr. Posner, each of whom is independent under the listing standards of the NASDAQ Global Select Market, and each of whom qualifies as a “non‑employee director” (within the meaning of Rule 16b‑3 of the Exchange Act) and an “outside director” (within the meaning of Section 162(m) of the Code). Mr. Posner is the chair of the Compensation Committee.

The responsibilities of the Compensation Committee, which are more fully described in our Compensation Committee Charter, include, among other duties:

•	reviewing our strategy, policies and practices in the areas of compensation, benefits, management and leadership development, diversity and equal employment opportunity and human resource planning;
•	overseeing the performance evaluation of the Chief Executive Officer;
•	recommending, for approval by the independent directors, the Chief Executive Officer’s compensation;
•	approving the compensation of our other executive officers;
•	approving the grant of awards under our equity and other management incentive plans;

•	preparing the compensation committee report required by applicable SEC rules; and
•	reviewing with management our assessment of significant risks with respect to the workforce and compensation and benefits programs, and steps taken by management to monitor or mitigate those risks.

The Compensation Committee has the sole and direct responsibility for the appointment, compensation and oversight of the work of any advisor retained by the Compensation Committee.

Corporate Governance Committee

The Corporate Governance Committee is comprised of Dr. Denner, Mr. Paglia and Ms. Protopapas, each of whom meets the independence requirements under the listing standards of the NASDAQ Global Select Market. Dr. Denner is the chair of the Corporate Governance Committee.

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our compensation strategy, philosophy, policies, and practices underlying our executive compensation program for 2017. It also provides information regarding the manner and context in which compensation was earned by and awarded to our 2017 named executive officers listed below, whom we refer to collectively as “Named Executive Officers” or “NEOs”.

John G. Cox Chief Executive Officer
John T. Greene Executive Vice President, Chief Financial Officer
Rogério Vivaldi Coelho, MD Executive Vice President, Chief Global Therapeutic Operations
Andrea DiFabio Executive Vice President, Chief Legal Officer and Corporate Secretary
Richard Brudnick Executive Vice President, Business Development

During a portion of 2017, Bioverativ was part of Biogen Inc. On February 1, 2017, we separated from Biogen and became an independent public company. Due to the timing of the separation, Biogen’s compensation and management development committee made many of the compensation decisions for 2017 regarding the Company's executives.

Following the separation of Bioverativ from Biogen, the Compensation Committee of the Board of Directors of Bioverativ (the “Compensation Committee”) adopted compensation and benefit programs that were based on Biogen’s determinations.  In 2017, the Compensation Committee further reviewed the decisions made by Biogen and developed its own executive compensation philosophy, objectives, programs, and peer group.

On January 21, 2018, Bioverativ entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Sanofi (“Parent” or “Sanofi”), a French société anonyme, and Blink Acquisition Corp. (“Merger Sub”), a Delaware corporation and indirect wholly-owned subsidiary of Parent.  Following completion of the transactions contemplated by the Merger Agreement, we will no longer be a public company.

Compensation Program

Compensation Philosophy

Our compensation program is intended to align management to a common long-term goal of creating significant shareholder value.

The guiding principles of our executive compensation program are as follows:

•	Drive long-term shareholder value creation
•	Reinforce pay for performance culture
•	Reward outperformance
•	Simplicity
•	Encouragement of high levels of ownership
•	Mitigate potential of excessive risk taking

Role of the Compensation Committee

The Compensation Committee oversees and administers our executive compensation programs. The roles and responsibilities of the Compensation Committee are set forth in its written charter adopted by our Board of Directors, which can be found on our website, www.bioverativ.com, under the “Corporate Governance” subsection of the site.

Role of the Independent Compensation Consultant

The Compensation Committee believes that independent advice is important in developing our executive compensation programs.

In 2016, Biogen engaged Pay Governance to assist it in developing a compensation program for Bioverativ as a stand-alone company. Pay Governance, among other things, provided advice to:

•	develop a compensation philosophy;
•	develop a peer group for use in benchmarking executive pay levels and practices;
•	benchmark our executive compensation levels relative to market;
•	develop an annual incentive and long-term incentive plan design;
•	develop a director compensation program;
•	determine the appropriate treatment of unvested Biogen long-term incentive awards upon our separation from Biogen; and
•	develop recommendations for stock ownership guidelines for our executives.

In 2017, our Compensation Committee continued to engage Pay Governance as its independent compensation consultant. Pay Governance does not provide any other services to Bioverativ.

Reporting directly to the Compensation Committee, Pay Governance provides guidance on executive compensation matters, including trends in CEO, executive and non-employee director compensation, the development of specific executive compensation programs, and recommendations on the composition of the Company’s compensation peer group.

Using the information provided by Pay Governance and other similar information, the Compensation Committee recommends, and our Board of Directors approves, the elements and target levels of our CEO’s compensation. Pay Governance also engages in other matters as needed and as directed solely by the Compensation Committee.

During 2017, Bioverativ paid Pay Governance approximately $335,000 in consulting fees directly related to these services. The Compensation Committee assesses Pay Governance’s independence annually and confirmed that Pay Governance’s work did not raise any conflicts of interest and that Pay Governance is independent under applicable rules.

Role of our CEO

Our CEO provides an assessment of the performance of each executive officer, other than himself, during the prior year and recommends to the Compensation Committee the compensation to be awarded to each executive. Our CEO’s recommendations are based on numerous factors including:

•	Company, team and individual performance;
•	potential for future contributions;
•	leadership behaviors;
•	external market competitiveness;
•	internal pay comparisons; and
•	other factors deemed relevant.

To understand external market competitiveness of the compensation for our executive officers, our CEO and the Compensation Committee review a report analyzing publicly available information and surveys prepared by Pay Governance and reviewed by our internal compensation group. The report compares the compensation of each executive officer, other than our CEO, relative to data for comparable positions at companies in our peer group, by compensation element (see “External Market Competitiveness and Peer Group” below for further details). The Compensation Committee considers all of the information presented, discusses the recommendations with our CEO and with Pay Governance, and applies its judgment to determine the elements of compensation and target compensation levels for each executive officer other than the CEO.

Our CEO also provides a summary of his achievements for the prior year. The Compensation Committee reviews and considers this in determining the CEO’s performance, and in recommending for approval by the Board of Directors, the compensation of our CEO. Our CEO does not participate in the deliberations regarding his own compensation.

External Market Competitiveness and Peer Group

Market practices are one of our considerations when determining executive compensation levels and program designs at Bioverativ. We do not target a specific market percentile or simply replicate the market practice. Instead, we review external market practices as a reference point to assist us in providing programs designed to attract, retain and inspire extraordinary talent. The Compensation Committee also uses a peer group to provide context for its executive compensation decision-making.  Our compensation consultant reviews the external market landscape and evaluates the composition of our peer group for appropriateness.

The Compensation Committee reviews the information provided from internal sources as well as the information provided by our compensation consultant to select our peer group.

In 2016, in preparation of the spinoff of Bioverativ, Biogen worked with Pay Governance to identify a peer group of publicly-traded companies to be used for purposes of benchmarking pay levels and pay practices for our senior executives and director pay.  Pay Governance recommended a peer group based on the following factors:  industry, size, location, research and development spend, business focus, and location, including several peers in the hemophilia space and/or in Massachusetts.

Based on the sales and market capitalization of the recommended peer companies, as well as the nature of their businesses, histories, industries and the availability of relevant comparative compensation data, the Biogen compensation and management development committee selected the following core group of peer companies:

•	Acorda Therapeutics
•	Alexion Pharmaceuticals
•	Alkermes
•	Alnylam Pharmaceuticals
•	BioMarin Pharmaceuticals
•	Emergent BioSolutions
•	Incyte Corporation
•	Jazz Pharmaceuticals
•	Seattle Genetics
•	The Medicines Company
•	United Therapeutics Corporation
•	Vertex Pharmaceuticals

Following the separation, our Compensation Committee further reviewed the peer group.  In so doing, Pay Governance assisted in reviewing our peer group, with a focus on industry and market cap, as well as minimum size, research spend and product stage.  In choosing the peer group, Pay Governance recommended selecting between 15-20 companies to provide sufficient sample size, with appropriately sized companies, and with Bioverativ at or around the median market cap. Companies with revenues as well as those with operations covering late-stage clinical through commercialization were considered, with a preference for companies developing or offering products in the hemophilia or blood disorder field and for companies with expected revenue growth, as these types of companies are with whom we compete for executive talent.

Based on these factors, the Compensation Committee selected the following peer group to be used in connection with future compensation decisions:

•	Alexion Pharmaceuticals
•	Alkermes
•	Alnylam Pharmaceuticals
•	BioMarin Pharmaceutical
•	Exelixis
•	Halozyme Therapeutics
•	Incyte Corporation
•	Intercept Pharmaceuticals
•	Ionis Pharmaceuticals
•	Ironwood Pharmaceuticals
•	Jazz Pharmaceuticals
•	Nektar Therapeutics
•	Sarepta Therapeutics
•	Seattle Genetics
•	Spark Therapeutics
•	Tesaro
•	The Medicines Company
•	United Therapeutics
•	Vertex Pharmaceuticals

For each of the companies in our peer group, where available, we analyze the company’s Compensation Discussion and Analysis and other data publicly filed to identify the executives at such companies whose positions are comparable to those held by our executive officers. We then compile and analyze the data for each comparable position. Our competitive analysis includes the structure and design of the compensation programs as well as the targeted value of the compensation.

Compensation Elements

Biogen’s compensation and management development committee initially determined the elements of compensation we provide to our executive officers. Our Compensation Committee has continued to review these elements.  Specifically, the elements of our executive compensation programs and their objectives are as follows:

Element		Objective(s)
Base Salary	•

Provides a fixed level of compensation that is competitive with the external market and reflects each executive’s contributions, experience, responsibilities and potential to contribute to our future success.

Annual Bonus Plan	•	Aligns short-term compensation with the annual goals of the Company.
	•	Motivates and rewards the achievement of annual goals that support short- and long-term value creation.

Long-term Incentives	•	Aligns executives’ interests with the long-term interests of our stockholders by linking awards to increases in our stock price.
	•	Motivates and rewards the achievement of stock price growth.
	•	Promotes executive retention and stock ownership, and focuses executives on enhancing stockholder value.
Benefits	•	Promotes health and wellness.
	•	Provides financial protection in the event of disability or death.
	•	Provides tax-beneficial ways for executives to save towards their retirement.

Compensation Pay Mix

The Compensation Committee determines the general mix of the elements of our executive compensation programs. It does not target a specific mix of value for our compensation elements in either the program design or pay decisions. Rather, the Compensation Committee reviews the pay mix to ensure an appropriate level of performance-based compensation is apportioned to the short-term and even more to the long-term to ensure alignment with our business goals and performance.

Additionally, the Compensation Committee believes the greater the leadership responsibilities, the greater the potential impact an individual will have on Bioverativ’s future strategic direction. Therefore, for our executive officers, including our NEOs, additional emphasis is placed on performance-based compensation.

The 2017 pay mix for our CEO and our other NEOs was highly performance-based and at-risk; 90% performance-based compensation for our CEO and an average of 76% performance-based compensation for our other NEOs.

2017 Base Salary

In 2017, in determining Mr. Cox’s base salary, the Biogen compensation and management development committee reviewed the base salaries of comparable chief executive officers in our peer group and considered Mr. Cox’s pay mix, capabilities, performance and future expected contributions and risks relating to launch of a new public company resulting from the separation from Biogen.

The Biogen compensation and management development committee undertook a similar review when approving the base salaries for the other NEOs which positioned them, on average, at approximately the median compared to persons with comparable jobs within the peer group selected by Biogen. Our CEO’s base salary was below the median of the peer group selected by Biogen.

Our Compensation Committee reviewed and made modifications to the compensation decisions made by the Biogen compensation and management development committee with respect to our NEOs based on updated peer data provided by Pay Governance.  The base salary of each of our NEOs in 2017 was as follows:

Name	2017 Salary
J. Cox	$ 800,000
J. Greene	$ 625,000
R. Vivaldi Coelho	$ 500,000
A. DiFabio	$ 462,000
R. Brudnick	$ 442,900

2017 Performance-Based Plans and Goal Setting

We maintain a short-term incentive plan, known as our annual bonus plan, as well as a long-term incentive plan. Awards to our NEOs under our annual bonus plan are made under our 2017 Performance-Based Management Incentive Plan, and awards under our long-term incentive plan are granted under our 2017 Omnibus Equity Plan (“2017 Equity Plan”).

Awards under our annual bonus plan are directly tied to the achievement of our annual operating goals, which are aligned with the Company’s short- and long-term strategic plans. Our long-term incentives are directly tied to the performance of the price of shares of our common stock, which align our executives’ long-term interests with the interests of our stockholders.

In setting our annual goals, we establish challenging targets that result in payouts at target levels only when Company performance warrants it. The Compensation Committee is responsible for reviewing and approving our annual

Company goals, targets and levels of payout and for reviewing and determining actual performance results at the end of the performance period.

In setting and approving the performance goals under both the short- and long-term plans, the Compensation Committee considers the alignment of such goals to our business plan and the degree of difficulty of attainment and the potential for the goals to encourage inappropriate risk-taking. The Compensation Committee has determined that the structures of our executive compensation programs do not put our patients, investors or the Company at any material risk.

2017 Annual Bonus Plan

Our 2017 annual bonus plan is a cash incentive plan that rewards near-term financial, strategic and operational performance.

The target annual bonus opportunity as a percent of year-end base salary for each of our NEOs in 2017 was as follows:

Name	2017 Target %
J. Cox	100%
J. Greene	50%
R. Vivaldi Coelho	50%
A. DiFabio	50%
R. Brudnick	50%

The approved annual target bonus opportunities for 2017 were generally at the median target amounts provided by companies in the peer group selected by Biogen as our compensation programs place a greater emphasis on long-term incentives.  Our CEO’s total target cash bonus was below the median of the peer group selected by Biogen.

2017 Annual Bonus Plan Design

Awards for our NEOs under our 2017 annual bonus plan were based solely on the achievement of Company goals. The 2017 annual bonus plan provided for a payout multiplier ranging from 0% to 200% for each Company goal based on the determination of the level of achievement of each goal and application of the weighting previously assigned to each goal, which determined the Company performance multiplier applied to the bonus calculation.

2017 Company Performance Goals and Results

Company goals were established in early 2017 following our separation from Biogen, with assigned weightings that reflected the Company’s focus on financial, pipeline and life cycle and strategic priorities.

Set forth below is a summary of the Company goals and weightings that the Compensation Committee established for the 2017 annual bonus plan, the degree to which we attained these goals, and the overall company multiplier.

		Performance Range
Company Goals	Weight	Threshold	Target	Max	Results	Payout
Financial (50%)
•Product Revenue	25%	$932M	$977M	$1,059M	$1,089M	200%
•Operating Income (based on non-GAAP)	25%	$437M (43% Operating margin)	$486M (46% Operating Margin)	$507M (44%-48% Operating Margin)(1)	$566M	200%
Pipeline Performance & Life Cycle (30%)
•Achieve first patient in for BIVV001	10%	December	September	July	Below Target(2)	75%
•Reach Go/No-Go research to development for BIVV002	5%	September	June	April	Below Threshold	0%
•Execute Business Development Strategy	10%	Qualitative deal analysis by audit committee			Above Target(2)	175%
•Differentiate Fc product for sustainable growth	5%	ITI Phase IV December	ITI Phase IV Operational September	ITI Phase IV May	Target met	100%
Strategic (20%)
•Build the right culture, competencies and business practices to achieve our vision	10%	Measured qualitatively via compensation committee			Above Target	130%
•Execute on capital allocation strategy which optimizes long-term growth and establishes reputation with long-range investors	5%	Measured qualitatively with input from board, key investors, analyst community and share register composition			Target met	100%
•Advance scientific, medical and patient centric reputation with hemophilia community	5%	Measured qualitatively (field survey reports)			Target met	100%
Weighted Company Performance Multiplier						153%*

*Numbers may not recalculate due to rounding.

Notes to 2017 Company Performance Goals and Results Table

(1)

Reference is made to the GAAP to non-GAAP reconciliation included in our earnings release dated February 13, 2018, furnished as Exhibit 99.1 to our Current Report on 8-K filed with the SEC on February 14, 2018.

(2)	Specific details are not disclosed for competitive reasons.

2017 Annual Bonus Plan Awards

The Compensation Committee determined that the final bonus awards under the 2017 annual bonus plan were as follows:

Name	Year-end Salary (A) x	Target Bonus % (B) x	Company Multiplier (C) =	Bonus Award (D)
J. Cox	$800,000	100%	153%	$1,224,000
J. Greene	$625,000	50%	153%	$478,125
R. Vivaldi Coelho	$500,000	50%	153%	$382,500
A. DiFabio	$462,000	50%	153%	$353,430
R. Brudnick	$442,900	50%	153%	$338,819

Long-Term Incentives (LTI)

Our 2017 Plan is a comprehensive long-term incentive compensation plan that permits us to grant equity-based compensation awards to employees intended to reward long-term Company performance.

Prior to our separation from Biogen, the Biogen compensation and management development committee established an annual long-term incentive target for each of our NEOs for 2017 based on external benchmarks for similar positions in the peer companies selected by Biogen, as well as in commercially available compensation surveys. In February 2017, shortly following our separation from Biogen, the annual long-term incentive values were delivered to the NEOs, other members of our executive team and other eligible employees of Bioverativ through a mix of 50% stock options and 50% restricted stock units (RSUs). The annual long-term incentive values delivered to our NEOs in 2017 are as follows:

	Total
	Long-term			# of Stock
	Incentive	Stock Option	RSU	Options	# of RSUs
Executive	Value	Value	Value	Granted	Granted
J. Cox	$6,499,988	$3,250,001	$3,249,987	193,683	73,017
J. Greene	$1,900,021	$950,000	$950,021	56,615	21,344
R. Vivaldi Coelho	$1,900,021	$950,000	$950,021	56,615	21,344
A. DiFabio	$999,975	$499,994	$499,981	29,797	11,233
R. Brudnick	$999,975	$499,994	$499,981	29,797	11,233

In addition to the annual LTI grant, in recognition of the substantial efforts to complete the separation from Biogen, in February 2017 certain employees, including our NEOs and other members of our executive team, received a one-time founders’ grant of stock options.  The one-time founders’ grant of stock options delivered to our NEOs are as follows:

Executive	Stock Option Value	# of Stock Options Granted
J. Cox	$6,500,001	387,366
J. Greene	$1,899,999	113,230
R. Vivaldi Coelho	$1,899,999	113,230
A. DiFabio	$1,000,004	59,595
R. Brudnick	$1,000,004	59,595

Further, in recognition of very strong 2016 individual performance certain NEOs received an additional one-time LTI grant of stock options in February 2017, as follows:

Executive	Stock Option Value	# of Stock Options Granted
A. DiFabio	$499,994	29,797
R. Brudnick	$250,005	14,899

Stock Options. All stock options granted to the NEOs were made under and subject to the terms of the 2017 Equity Plan.  The annual stock options and one-time LTI awards granted in February 2017 had an exercise price equal to $44.51 (the fair market value on the date of grant) and are subject to vesting in three equal annual installments from the date of grant.  The founders’ stock options granted in February 2017 had an exercise price equal to $44.51 (the fair market value on the date of grant) and do not vest until the third anniversary of the grant date.

We view stock options as a form of long-term incentive that reward executives for increasing our stock price. If the stock price does not increase from the level at the date of the grant, the stock options will have no value to the executives. We believe that stock options encourage our executives to focus on decisions that will lead to increases in the stock price for the long-term and are an effective retention tool, since executives must remain with the company for a period of time before they can exercise the stock options and the options have a ten-year term from the date of grant.

Restricted Stock Units. The RSUs granted in February 2017 provide executives with the right to receive shares of our common stock over a three-year annual vesting period. We view RSUs as being effective in achieving several objectives:

•	aligning the interests of executives with those of stockholders over the vesting period;
•	retaining executive talent; and
•	encouraging stock ownership by delivering shares upon settlement.

RSUs complement stock options by encouraging executives to guard against downside risk to the stock price as well as focus on increasing the stock price.

Treatment of Biogen Long-Term Incentives upon Our Separation from Biogen.  Upon our separation from Biogen, Biogen equity awards held by NEOs were converted into Bioverativ equity awards.  The Biogen equity awards were adjusted with the intent to maintain, immediately following the separation date, the vesting terms and economic value of the award immediately before the separation date. All converted awards were issued under and are subject to the terms of the 2017 Equity Plan.

Retirement Plans

Following our separation from Biogen, we maintained a 401(k) Plan, and a  Supplemental Savings Plan (SSP), a non-qualified deferred compensation plan covering our executive officers and other management employees in the U.S.  Following the separation, the SSP was terminated effective in June 2017.

Other Benefits

In addition to eligibility for the benefit programs generally provided to all employees, such as our employee stock purchase plan and medical, dental, vision, life and disability insurance, we provide certain supplemental benefits to our executives. These benefits include:

Life Insurance

All our U.S. employees, including our NEOs, receive Company-paid term life insurance equal to two times their annual base salary, up to a maximum benefit of $500,000. The cost of Company-paid life insurance in excess of a $50,000 insurance level is taxable income to U.S. employees and is not grossed up by the Company.

Executive Physicals

All of our executive officers, including our CEO, are eligible for reimbursement of up to $5,500 for the cost of their executive physicals. This benefit provides our executives with flexibility to proactively manage their health and wellness.   None of our NEOs utilized this benefit during 2017.

CEO Pay Ratio

In 2017, the compensation of Mr. Cox, our CEO, was approximately 72 times the median pay of our employees.

We identified our median employee by examining 2017 total compensation for all individuals, excluding Mr. Cox, who were employed as of December 31, 2017. We included all of our employees in this process, whether employed on a full-time or part-time basis. We annualized the compensation for any employees that were not employed by us for all of 2017 and we adjusted compensation paid to our non-U.S. employees based on the exchange rates as of December 31, 2017 between the local currencies in which such employees are paid and U.S dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.

After identifying the median employee based on total compensation, we calculated total compensation in 2017 for such employee using the same methodology we use for our named executive officers as set forth below in the Summary Compensation Table for 2017.

As illustrated in the table below, our 2017 CEO Pay Ratio is 72:1:

	John Cox	Median Employee
Base Salary ($)	788,698	143,764
Cash Bonus ($)	1,224,000	39,713
Long-term Incentive Awards ($)	12,999,989	19,000
Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	21,256	-----
All Other Compensation ($)(1)	90,663	8,644
Total ($)	15,124,606	211,121
2017 CEO Pay Ratio			72:1

Notes to the CEO Pay Ratio Table

(1)

For a description of Mr. Cox’s other compensation, please refer to the Summary Compensation Table below. The Median Employee’s other compensation represents the employee’s Company match provided under our 401(k) plan.

Post-Termination Compensation and Benefits

We provide severance benefits to our executives if they are terminated without cause or in certain other instances following a corporate transaction or a corporate change in control. The terms of these arrangements and the amounts payable under them are described below for each NEO in the subsection titled “Potential Payments Upon Employment Termination Table.” We provide these benefits because we believe that some severance protection is necessary to help our executives maintain their focus on the best interests of the Company when providing advice to the Company and making strategic decisions about a potential corporate transaction or change in control, and encourages effective leadership in the closing and integration of significant transactions affecting the Company.

Share Ownership Guidelines

We maintain share ownership guidelines for our executive officers to strengthen and reinforce the link our compensation programs create between our executives and our stockholders. A summary of our share ownership guidelines are set forth below.

Level	Number of Shares Equal in Value to:
CEO	6x salary
EVP	3x salary

Executive officers have five years from their initial appointment to meet the requirement. In the event the requirement is not met within that time, 100% of vested shares are required to be held until the requirement is satisfied. Only shares owned outright or otherwise earned are credited toward the share ownership requirement. Unvested restricted stock units are not included in the calculation. All of our executive officers currently meet the share ownership requirement or are still within the five-year period to meet such requirement.

Recoupment of Compensation

We may recover compensation from our employees who engage in detrimental or competitive activity. Detrimental activity includes any action or failure to act that constitutes financial malfeasance that is materially injurious to the Company, violates our Code of Conduct, results in a restatement of our earnings or financial results or results in a violation or breach of law or contract. Competitive activity includes any action or failure to act that violates non-disclosure, non-competition and/or non-solicitation agreements. Our 2017 Performance-Based Management Incentive Plan allows for the forfeiture and/or repayment of cash-based awards, and 2017 Equity Plan allows for the cancellation of LTI grants in these circumstances. In addition, cash sign-on bonuses to our NEOs may be forfeited if they voluntarily resign from the Company within a pre-determined period of time.

Insider Trading, Hedging and Pledging Policy Prohibitions

We maintain a Global Insider Trading Policy that prohibits our employees and directors from, among other things, engaging in hedging or derivative transactions with respect to the Company’s equity securities, purchasing Company stock on margin or pledging Company securities as collateral for a loan, or engaging in short sales of the Company’s securities.

Tax-Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (Section 162(m)) limits the amount a company may deduct for compensation paid to its chief executive officer and any of its other three named executive officers (excluding its chief financial officer) to $1.0 million. This limitation does not, however, apply to compensation meeting the definition of qualifying performance-based compensation.

Management regularly reviews the provisions of our plans and programs, monitors legal developments, and works with our Compensation Committee and its consultant to review and consider Section 162(m) tax deductibility of compensation payments. Our Compensation Committee, however, believes that a compensation program that attracts, retains, and rewards executive talent and achievement is necessary for our success and, therefore, is in the best interests of the Company and our stockholders and that, in establishing the cash and equity incentive compensation program for the Company’s executive officers, the potential deductibility of the compensation payable under that program should only be one of a number of relevant factors taken into consideration. Consequently, our Compensation Committee may pay or provide, and has paid or provided, compensation in excess of $1.0 million that is not exempt from the deduction limitations under Section 162(m).

Amounts of base salary above $1.0 million are not deductible by the Company. Our annual bonus plan payouts in 2017 for our 2016 plan year and our 2017 stock option grants are intended to fall within the exception for qualifying performance-based compensation (and therefore to be tax-deductible compensation) under Section 162(m).

Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective for our taxable year beginning January 1, 2018, the exception under Section 162(m) for performance-based compensation will no longer be available, subject to transition relief for certain grandfathered arrangements in effect as of November 2, 2017.  In addition, the covered employees will be expanded to include our CFO, and once one of our NEOs is considered a covered employee, the NEO will remain a covered employee so long as he or she receives compensation from us.  Given the lack of regulatory guidance to date, the Compensation Committee is not yet able to determine the full impact of the TCJA’s changes to Section 162(m) on the Company and our compensation programs.

Compensation Committee Report

The Compensation Committee furnishes the following report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Bioverativ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by,

Brian Posner (Chair)

Geno Germano

Louis Paglia

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table shows the compensation paid to or earned by our NEOs during the years ended December 31, 2017 and December 31, 2016, for the year(s) in which they were a named executive officer.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
John Cox	2017	$ 788,698	-	$ 3,249,987	$ 9,750,002	$ 1,224,000	$ 21,256	$ 90,663	$ 15,124,606
Chief Executive Officer	2016	$ 696,750	$258,706	$ 6,010,767	-	$ 594,636	$ 247,644	$ 181,167	$ 7,989,670
John Greene(6)	2017	$ 625,000	-	$ 950,021	$ 2,849,999	$ 478,125	-	$ 222,095	$ 5,125,240
EVP, Chief Financial Officer	2016	$ 84,135	$500,000	-	-	-	-	$ 3,105	$ 587,240
Rogério Vivaldi Coelho(7)	2017	$ 500,002	-	$ 950,021	$ 2,849,999	$ 382,500	-	$ 21,976	$ 4,704,498
EVP, Chief Global Therapeutic Operations	2016	$ 96,154	$500,000	-	-	$ 57,855	-	$ 4,879	$ 658,888
Andrea DiFabio	2017	$ 459,236	-	$ 499,981	$ 1,999,992	$ 353,430	$ 743	$ 46,239	$ 3,359,621
EVP, Chief Legal Officer	2016	-	-	-	-	-	-	-	-
Richard Brudnick	2017	$ 441,373	-	$ 499,981	$ 1,750,003	$ 338,819	$ 343	$ 36,595	$ 3,067,114
EVP, Business Development	2016	-	-	-	-	-	-	-	-

Notes to the Summary Compensation Table

(1)

The amount for Mr. Cox in 2016 reflects an additional cash bonus awarded in February 2017 in special recognition of his exceptional performance in 2016 in leading Bioverativ through the separation from Biogen and launch of the newly independent company. The amounts for Mr. Greene and Dr. Vivaldi Coelho in 2016 reflect sign‑on bonuses provided to each of them at the time of their hire in consideration of forfeitures due to their departure from their prior companies when joining Bioverativ.

(2)

The grant date fair value has been determined based on the assumptions and methodologies set forth in Note 13 of the audited consolidated financial statements included in our Form 10-K filed on February 14, 2018.

(3)	The amounts in this column reflect actual bonuses paid under Biogen’s annual bonus plan for fiscal year 2016 and Bioverativ’s annual bonus plan for fiscal year 2017.
(4)

The amounts in this column reflect earnings in the Biogen Supplemental Savings Plan for 2016 and January 2017, in each case for earnings in excess of 120% of the applicable federal long‑term rate. For 2016, the federal long‑term rate applied in this calculation is 3.14%, and 0.28% for January 2017.  The Bioverativ Supplemental Savings Plan, which became effective on February 1, 2017 did not contain a fixed-rate option.  For further information, see the description of the supplemental savings plan in the narrative preceding the 2017 Non-Qualified Deferred Compensation Table.

(5)	The amounts in this column for 2017 reflect the following:

Name	Company Matching Contribution to 401(k) Plan Account	Company Contribution to SSP Account	Value of Company- Paid Life Insurance Premiums	Relocation (8)
John Cox	$ 20,574	$ 69,663	$ 426	-
John Greene	$ 20,094	$ 2,550	$ 412	$ 199,039
Rogério Vivaldi Coelho	$ 19,315	$ 2,271	$ 390	-
Andrea DiFabio	$ 18,773	$ 27,090	$ 376	-
Richard Brudnick	$ 18,877	$ 17,346	$ 372	-

(6)	Mr. Greene was hired effective November 7, 2016. Due to his hire after November 1 during 2016, Mr. Greene was not eligible to participate in the Biogen 2016 annual bonus plan.
(7)	Dr. Vivaldi Coelho was hired effective October 16, 2016.
(8)	The amount for Mr. Greene reflects relocation benefits provided to Mr. Greene in connection with his employment.

2017 Grants of Plan-Based Awards

The following table shows additional information regarding all grants of plan-based awards made to our NEOs for the year ended December 31, 2017.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(2)
			Threshold	Target	Maximum
John Cox		(3)	$600,000	$800,000	$1,800,000	-	-	-	-
	2/14/2017	(4)	-	-	-	73,017	-	-	$ 3,249,987
	2/14/2017	(5)	-	-	-	-	193,683	$44.51	$3,250,001
	2/14/2017	(6)	-	-	-	-	387,366	$44.51	$6,500,001
John Greene		(3)	$234,375	$312,500	$703,125	-	-	-	-
	2/14/2017	(4)	-	-	-	21,344	-	-	$ 950,021
	2/14/2017	(5)	-	-	-	-	56,615	$44.51	$950,000
	2/14/2017	(6)	-	-	-	-	113,230	$44.51	$1,899,999
Rogério Vivaldi Coelho		(3)	$187,500	$250,000	$562,500	-	-	-	-
	2/14/2017	(4)	-	-	-	21,344	-	-	$ 950,021
	2/14/2017	(5)	-	-	-		56,615	$ 44.51	$ 950,000
	2/14/2017	(6)	-	-	-		113,230	$ 44.51	$ 1,899,999
Andrea DiFabio		(3)	$173,250	$231,000	$519,750	-	-	-	-
	2/14/2017	(4)	-	-	-	11,233	-	-	$ 499,981
	2/14/2017	(5)	-	-	-	-	29,797	$ 44.51	$ 499,994
	2/14/2017	(5)	-	-	-	-	29,797	$ 44.51	$ 499,994
	2/14/2017	(6)	-	-	-	-	59,595	$ 44.51	$ 1,000,004
Richard Brudnick		(3)	$ 166,088	$ 221,450	$ 498,263	-	-	-	-
	2/14/2017	(4)	-	-	-	11,233	-	-	$ 499,981
	2/14/2017	(5)	-	-	-	-	29,797	$ 44.51	$ 499,994
	2/14/2017	(5)	-	-	-	-	14,899	$ 44.51	$ 250,005
	2/14/2017	(6)	-	-	-	-	59,595	$ 44.51	$ 1,000,004

Notes to the 2017 Grants of Plan-Based Awards Table

(1)	Reflects the estimated future payouts of awards granted in 2017 under our annual bonus plan and our long-term incentive program as of the grant date.
(2)	Represents the grant date value based on the assumptions and methodologies set forth in Note 13 of the audited consolidated financial statements included in our Form 10-K filed on February 14, 2018.
(3)

The amounts shown in this column represent the 2017 target payout amount based on the target percentage applied to each NEO’s base salary as of December 31, 2017. For 2017, the bonus targets were 100% of salary for Mr. Cox, and 50% of salary for all other NEOs.

(4)	These amounts relate to the annual grant of RSUs, which vest in three equal annual installments from the date of grant.
(5)	These amounts relate to the annual grant of stock options and an additional grant of stock options, each of which vest in three equal annual installments from the date of grant.
(6)	These amounts relate to a special founders’ stock option grant, which cliff vests three years from the date of grant.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the equity awards that were outstanding as of December 31, 2017 for each of our NEOs.

Name		Option Awards (2)				Stock Awards

	Grant Date (1)	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (3)	Number of Unearned Shares or Units That Have Not Vested
		Exercisable
John Cox	2/12/2008	18,381	-	$ 9.53	2/12/2018	-	-	-	-
	2/24/2009	48,230	-	$ 7.82	2/24/2019	-	-	-	-
	2/14/2017	-	193,683	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	387,366	$ 44.51	2/14/2027	-	-	-	-
	2/23/2015	-	-	-	-	5,625	$ 303,300	-	-
	2/23/2015	-	-	-	-	7,408	$ 399,439	-	-
	2/22/2016	-	-	-	-	27,376	$ 1,476,114	-	-
	2/22/2016	-	-	-	-	36,054	$ 1,944,032	-	-
	4/1/2016	-	-	-	-	35,784	$ 1,929,473	-	-
	2/14/2017	-	-	-	-	73,017	$ 3,937,077	-	-
John Greene	2/14/2017	-	113,230	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	56,615	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	-	-	-	21,344	$ 1,150,868	-	-
Rogerio Vivaldi Coelho	2/14/2017	-	113,230	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	56,615	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	-	-	-	21,344	$ 1,150,868	-	-
Andrea DiFabio	2/14/2017	-	59,595	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	29,797	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	29,797	$ 44.51	2/14/2027	-	-	-	-
	2/23/2015	-	-	-	-	889	$ 47,935	-	-
	2/23/2015	-	-	-	-	1,170	$ 63,086	-	-
	11/2/2015	-	-	-	-	1,958	$ 105,575	-	-
	2/22/2016	-	-	-	-	5,663	$ 305,349	-	-
	2/22/2016	-	-	-	-	7,467	$ 402,621	-	-
	2/14/2017	-	-	-	-	11,233	$ 605,683	-	-
Richard Brudnick	2/14/2017	-	59,595	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	29,797	$ 44.51	2/14/2027	-	-	-	-
	2/14/2017	-	14,899	$ 44.51	2/14/2027	-	-	-	-
	2/23/2015	-	-	-	-	71	$ 3,828	-	-
	2/23/2015	-	-	-	-	1,055	$ 56,886	-	-
	2/23/2015	-	-	-	-	1,306	$ 70,420	-	-
	2/22/2016	-	-	-	-	282	$ 15,205	-	-
	2/22/2016	-	-	-	-	4,201	$ 226,518	-	-
	2/22/2016	-	-	-	-	5,240	$ 282,541	-	-
	2/14/2017	-	-	-	-	11,233	$ 605,683	-	-

Notes to the 2017 Outstanding Equity Awards at Fiscal Year End Table

(1)

Equity awards with a grant date prior to February 1, 2017 represent equity awards granted to the NEO as a result of the conversion of Biogen equity awards held by such NEO into Bioverativ equity awards, as set forth in an employee matters agreement entered into between Bioverativ and Biogen in connection with the spinoff.

(2)	All stock options were granted with a ten-year term.
(3)	The market value of awards is based on the closing price of our stock on December 29, 2017 ($53.92), as reported by the NASDAQ Global Select Market.

2017 Option Exercises and Stock Vested

The following table shows information regarding option exercises and vesting of stock awards for each NEO during the year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
John Cox	--	--	99,432	$4,729,827
John Greene	--	--	--	--
Rogério Vivaldi Coelho	--	--	--	--
Andrea DiFabio	--	--	17,872	$836,556
Richard Brudnick	--	--	15,221	$696,356

Notes to the 2017 Option Exercises and Stock Vested Table

(1)	The number of actual shares of our common stock acquired on vesting of RSUs after shares were withheld to pay the minimum withholding of taxes were as follows:

Name	Net Shares Acquired
John Cox	53,085
John Greene	--
Rogério Vivaldi Coelho	--
Andrea DiFabio	12,069
Richard Brudnick	10,276
(2)	The value realized for RSUs are calculated by multiplying the closing price of a share of our common stock on the vesting date by the total number of shares that vested on such date.

2017 Non-Qualified Deferred Compensation

In connection with the separation from Biogen, on February 1, 2017, we adopted a Supplemental Savings Plan (“Bioverativ SSP”), a non-qualified deferred compensation plan covering our executive officers and certain other management employees in the U.S.   Executive officers and other management employees of Biogen who joined Bioverativ had their balances that were previously held in the Biogen supplemental savings plan (“Biogen SSP”) transferred to the Bioverativ SSP on February 1, 2017.

Under the Bioverativ SSP, executive officers and other management employees in the U.S. whose base salary and annual cash incentives for the year exceed a specified limit ($270,000 in 2017) receive a Company-paid restoration match on the portion of their base salary, and annual cash incentive that exceeds this limit; the restoration match equals 6% of this excess compensation. The restoration match feature is intended to replace the amount of matching employer contributions that the participant would otherwise have been eligible to receive under our 401(k) plan but for the $270,000 limit imposed by Section 401(a)(17) of the Internal Revenue Code. In addition, eligible employees may make voluntary contributions of up to 80% of their base salary and 100% of their annual cash incentives to the Bioverativ SSP, and thereby defer income taxes on such amounts until distribution is made from the Bioverativ SSP. The Company does not match participants’ voluntary contributions to the Bioverativ SSP. The Bioverativ SSP provides for immediate vesting of the restoration match consistent with our immediate vesting of the Company match provided under our 401(k) plan.

Under the Bioverativ SSP, notional SSP accounts are maintained for each participant. Accounts include employee and employer contributions and reflect the performance of notional investments selected by the employee or a default investment if the employee does not make a selection. These notional investment options only included the mutual funds offered under our 401(k) plan.

In March 2017, the Bioverativ SSP Plan was terminated effective June 30, 2017.

The following “2017 Non-Qualified Deferred Compensation Table” summarizes activity during 2017 and account balances in the Bioverativ SSP for our NEOs as of December 31, 2017.

Name(1)	Executive Contributions in Last Fiscal Year(2)	Company Contributions in Last Fiscal Year(3)	Aggregate Earnings in Last Fiscal Year	Aggregate Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-End
John Cox	-	$ 69,663	$ 1,754,852	-	$ 15,953,089
John Greene	-	$ 2,550	$ 11	-	$ 2,561
Rogério Vivaldi Coelho	-	$ 2,271	$ 10	-	$ 2,281
Andrea DiFabio	$ 16,171	$ 27,090	$ 3,560	-	$ 480,498
Richard Brudnick	-	$ 17,346	$ 35,364	-	$ 420,924

Notes to the 2017 Non-Qualified Deferred Compensation Table

(1)

Amounts shown in the “Executive Contributions in Last Fiscal Year,” “Company Contributions in Last Fiscal Year” and “Aggregate Earnings in Last Fiscal Year” columns reflect the aggregate totals from both the Biogen SSP and Bioverativ SSP. The table below shows the balances transferred from the Biogen SSP into the Bioverativ SSP on February 1, 2017.

Transferred Balance ($)

Name
John Cox	$ 14,128,574
John Greene	-
Rogério Vivaldi Coelho	-
Andrea DiFabio	$ 433,678
Richard Brudnick	$ 368,214

(2)	Executive contribution amounts shown in this table are reflected in the “Salary” column of the Summary Compensation Table.
(3)

Company contribution amounts shown in this table include company matching contributions and are reflected in the “All Other Compensation” column of the Summary Compensation Table. Aggregate earnings are not reflected in the Summary Compensation Table.

Potential Payments Upon Employment Termination Table

In connection with our separation from Biogen, Biogen had entered into offer letter agreements with our NEOs (the “Offer Letters”), which provided for certain payments and benefits in the event of certain terminations of employment. In the event that, within one year following the separation, the NEO is involuntarily terminated other than for cause or resigns his or her employment following adverse changes to his or her terms and conditions of employment under certain circumstances following a change in control (and subject to execution of a release of claims), the NEO will be entitled to receive (i) a lump sum severance payment equal to 18 months (24 months for Mr. Cox) of base salary and target bonus, (ii) up to 9 months (12 months for Mr. Cox) of outplacement services and (iii) continued subsidized health benefits for up to 18 months (21 months for Mr. Cox). Mr. Cox’s Offer Letter further provides that no gross-up payment would be made in the event that a severance payment or benefit due to Mr. Cox is subject to a “golden parachute” excise tax, and specifies that if the amounts payable to Mr. Cox otherwise would be subject to such an excise tax, the payment amount will be reduced to the maximum amount that will not trigger the excise tax.

The following “Potential Payments upon Employment Termination Table” shows the estimated benefits payable to our NEOs upon a hypothetical qualifying termination of employment under their Offer Letters and 2017 Equity Plan under various termination scenarios as of December 31, 2017. Severance benefits are subject to the execution of a release agreement.

Named Executive Officer	Description	Without Cause ($)		Change in Control ($)		Death or Disability ($)		Retirement ($)
John Cox	Severance Amount	$3,200,000	(1)	$3,200,000	(1)	-		-
	Value of Benefits Continuation	$91,095	(2)	$91,095	(2)	-		-
	Value of Outplacement Services	$38,000	(3)	$38,000	(3)	-		-
	Equity Acceleration	-		$15,457,106	(4)	$15,457,106	(5)	$13,911,395	(6)
	TOTAL	$3,329,095		$18,786,201		$15,457,106		$13,911,395
John Greene	Severance Amount	$1,406,250	(1)	$1,406,250	(1)	-		-
	Value of Benefits Continuation	$78,081	(2)	$78,801	(2)	-		-
	Value of Outplacement Services	$28,000	(3)	$28,000	(3)	-		-
	Equity Acceleration	-		$2,749,110	(4)	$2,749,110	(5)	-
	TOTAL	$1,512,331		$4,262,161		$2,749,110		-
Rogério Vivaldi Coelho	Severance Amount	$1,125,000	(1)	$1,125,000	(1)	-		-
	Value of Benefits Continuation	$87,592	(2)	$87,592	(2)	-		-
	Value of Outplacement Services	$28,000	(3)	$28,000	(3)	-		-
	Equity Acceleration	-		$2,749,110	(4)	$2,749,110	(5)	-
	TOTAL	$1,240,592		$3,989,702		$2,749,110		-
Andrea DiFabio	Severance Amount	$1,039,501	(1)	$1,039,501	(1)	-		-
	Value of Benefits Continuation	$87,592	(2)	$87,592	(2)	-		-
	Value of Outplacement Services	$28,000	(3)	$28,000	(3)	-		-
	Equity Acceleration	-		$2,651,818	(4)	$2,651,818	(5)	-
	TOTAL	$1,155,093		$3,806,911		$2,651,818		-
Richard Brudnick	Severance Amount	$996,525	(1)	$996,525	(1)	-		-
	Value of Benefits Continuation	$78,081	(2)	$78,081	(2)	-		-
	Value of Outplacement Services	$28,000	(3)	$28,000	(3)	-		-
	Equity Acceleration	-		$2,242,459	(4)	$2,242,459	(5)	-

TOTAL	$1,102,606	$3,345,065	$2,242,459	-

Notes to the Potential Payments upon Employment Termination Table

(1)	These amounts represent a lump sum severance payment equal to 18 months (24 months for Mr. Cox) of base salary and target bonus.
(2)	These amounts represent a company subsidy of COBRA coverage for 18 months (21 months for Mr. Cox) post-termination.
(3)	These amounts represent the reasonable cost of up to nine months (12 months for Mr. Cox) of executive-level outplacement services.
(4)

These amounts represent the value of Bioverativ long-term incentive awards that vest following a change in control using Bioverativ’s closing stock price of $53.92 on December 29, 2017. In the event of the executive’s Involuntary Employment Action (defined in the 2017 Equity Plan) within 24 months after a change in control, all unvested stock options and RSUs fully vest.

(5)	In the event of an executive’s death or disability, all outstanding awards under the Company’s long-term incentive program will vest in full.
(6)

As of December 31, 2017, Mr. Cox was the only NEO eligible for potential payments upon retirement. Under our 2017 Equity Plan, if an individual’s employment ceases as a result of Retirement (defined in the 2017 Equity Plan as termination on or after the age of 55 with at least ten (10) years of service, other than for cause or insufficient performance), 50% of any unvested award, plus an additional 10% of the number of shares covered by such unvested award for every full year of employment beyond ten (10) years by the Company, will become vested, and vested awards requiring exercise will remain exercisable until the earlier of (i) three (3) years from the date you cease to be employed, or (ii) the expiration of their stated term.

Under our 2017 Equity Plan, “Involuntary Employment Action” generally means the NEO’s termination of employment within two years following a change in control, by us other than “For Cause” (as defined in our 2017 Equity Plan), or by the NEO upon the occurrence of any of the following:

•

any adverse or material alteration or diminution in the NEO’s authority, duties or responsibilities (other than a mere change in title or reporting relationship) as they existed immediately prior to the change in control or as the same may be increased from time to time thereafter;

•

a reduction in the NEO’s base salary or targeted bonus opportunity, in each case as in effect on the date prior to the change in control or as the same may be increased from time to time thereafter; or

•	a relocation of the NEO’s offices of employment that increase his or her daily commute by more than 100 miles on a round-trip basis.

Under our 2017 Equity Plan, “For Cause” generally includes, but is not limited to, dishonesty with respect to the Company or any affiliate, insubordination, substantial malfeasance or non-feasance of duty, unauthorized disclosure of confidential information, breach by a participant of any provision of any employment, nondisclosure, non-competition or similar agreement between the participant and the Company or any affiliate and conduct substantially prejudicial to the business of the Company or an affiliate.

On January 31, 2018, we adopted the Severance Plan for U.S. Executive Officers (“Severance Plan”), which provides for severance payments and benefits to our NEOs upon an Involuntary Employment Action, which is defined substantially similarly to the 2017 Equity Plan.

As described in our Schedule 14d-9 filed with the SEC on February 8, 2018, in connection with the transactions contemplated by the Merger Agreement, our NEOs (other than Mr. Cox) will experience an Involuntary Employment Action under the terms of the Severance Plan immediately upon consummation of the transactions.

The Merger Agreement also contemplates that Parent and the Company will enter into an agreement with Mr. Cox whereby, among other things, (i) Mr. Cox will be deemed to have experienced an Involuntary Employment Action to terminate his employment under the Severance Plan effective on October 1, 2018 and receive the severance payments and benefits in accordance with the Severance Plan and (ii) Mr. Cox will agree to waive any right to terminate his employment prior to October 1, 2018 on the basis of an Involuntary Employment Action as a result of any “adverse or material alteration or diminution in authority, duties or responsibilities” or similar language under the Severance Plan, any letter agreement or similar agreement regarding severance entitlements so long as he serves in the position of Chief Executive Officer or Interim Chief Executive Officer of the Company (or the unit of Parent that is comprised of the Company’s business) and reports directly to Olivier Brandicourt with duties and responsibilities customary for a privately held subsidiary of a public company, subject to the notice and cure provisions contained in the Severance Plan.

Parent has agreed to provide tax reimbursement payments for Company employees who are subject to any excise taxes under Sections 280G and 4999 of the Code in connection with the Transactions, up to an aggregate limit of $20 million.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, the Compensation Committee members were Brian Posner, Geno Germano and Louis Paglia.  Mr. Germano joined the Compensation Committee in May 2017. Each of these individuals is independent under Nasdaq listing standards. None of them:

•	is or was an employee of Bioverativ;

•	is or was a participant in a “related person” transaction with Bioverativ since the beginning of 2017; or

•	is an executive officer of another company at which one of our executive officers serves on the board of directors.

DIRECTOR COMPENSATION

This section describes our compensation program for our non-employee directors and shows the compensation paid to or earned by our non-employee directors during 2017.  Mr. Cox receives no compensation for his service on our Board of Directors.

Annual compensation for our non-employee directors is as follows:

•	An annual cash retainer of $60,000, which may, at the election of the director, be paid in shares in lieu of such cash retainer; and

•

For each term of service after the initial term, an annual equity retainer with a grant date value of $300,000, divided equally between options and full value awards such as RSUs. The annual equity retainer will generally vest on the first anniversary of the date of grant (subject to continued service) and will be granted pursuant to the 2017 Non-Employee Directors Equity Plan.

In addition to the foregoing remuneration (i) our non-executive chair of the Board of Directors is entitled to receive an additional $100,000 annual retainer, $50,000 of which is payable in cash, and, in 2017, the remaining $50,000 was an initial supplemental grant of Options vesting ratably on each of the first three anniversaries of the date of grant and, for years subsequent to 2017, the remaining $50,000 will be a supplemental grant of RSUs generally vesting on the first anniversary of the date of grant (subject to continued service); (ii) the chair of each of the Audit Committee, Compensation Committee and the Corporate Governance Committee is entitled to receive an additional annual cash retainer of $25,000, $20,000 and $15,000, respectively; and (iii) directors serving on each of the Audit Committee, Compensation Committee and the Corporate Governance Committee, other than the chairs of such committees, receive an additional annual cash retainer of $10,000, $8,000 and $6,000, respectively.

The Company also reimburses directors for all reasonable out-of-pocket expenses associated with their duties as directors, including travel to and from Board and committee meetings.

In 2017, each non-employee director received an initial election grant of stock options with a grant date value of $450,000.  The initial election grant will generally vest ratably on each of the first three anniversaries of the date of grant (subject to continued service) and be granted pursuant to the 2017 Non-Employee Directors Equity Plan.  The non-

executive chairman also received a supplemental initial grant of stock options having a grant date value of $50,000.  This supplemental initial grant vests ratably on each of the first three anniversaries of the date of grant.

Periodically we review our compensation program for our non-employee directors in relation to those of the peer group used for compensation purposes (as described above in our Compensation Discussion and Analysis) to assess its competitiveness and appropriateness. While the grant date fair values of the equity awards granted in 2017 were above the median of our peer group, our annual cash retainer for directors is below the median of that same peer group. The Compensation Committee and our Board of Directors believes that a somewhat heavier reliance on equity awards than that of our peer group companies will further align the interests of our directors with those of our stockholders.

 2017 Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	All Other Compensation	Total
Alexander J. Denner	$ 85,012	—	$ 450,006	—	$ 535,018
Geno J. Germano	$ 43,520	—	$ 450,008	—	$ 493,528
Louis J. Paglia	$ 99,012	—	$ 450,006	—	$ 549,018
Brian S. Posner	$ 140,012	—	$ 500,010	—	$ 640,022
Anna Protopapas	$ 63,852	—	$ 449,997	—	$ 513,849

Notes to the 2017 Director Compensation Table

(1)

Included in this column are fees earned by each of Dr. Denner, Mr. Paglia, Mr. Posner and Ms. Protopapas that were paid in 2017 through the election of such board member to receive shares of common stock in lieu of cash payment of the annual cash retainer fee pursuant to the 2017 Non-Employee Directors Equity Plan.  On April 17, 2017, each of Dr. Denner, Mr. Paglia, Mr. Posner and Ms. Protopapas received 1,056 shares of common stock under the 2017 Non-Employee Directors Equity Plan in lieu of their annual cash retainer fee of $60,000. Mr. Germano joined the board of directors in May 2017 and was not eligible to make the election to receive shares in lieu of cash payment of the annual cash retainer fee.

(2)

Reflects the grant date fair value of the initial election grant, and in the case of Mr. Posner, the supplemental initial grant of stock options made in 2017 to non-employee directors granted under the 2017 Non-Employee Directors Equity Plan, as described in the narrative preceding this table. Grant date values were calculated based on the assumptions and methodologies set forth in Note 13 of the audited consolidated financial statements included in our Form 10-K filed on February 14, 2018.

Director Equity Outstanding at 2017 Fiscal Year-End

The following table summarizes the equity awards that were outstanding as of December 31, 2017, for each of the non-employee directors serving during 2017.

	Option Awards(1)	Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Shares or Units of Stock That Have Not Vested
Alexander J. Denner	26,818	—
Geno J. Germano	21,729	—
Louis J. Paglia	26,818	—
Brian S. Posner	29,798	—
Anna Protopapas	23,006	—

Notes to the Director Equity Outstanding at 2017 Fiscal Year-End Table

(1)	All stock options were granted with a ten-year term. Stock options vest in three equal annual installments from the grant date.

Item 12.  Security Ownership By Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding the beneficial ownership of our common stock as of March 1, 2018 by: (1) each person who is known by us who beneficially owns more than five percent of our common stock, (2) each director and named executive officer and (3) all of our directors and executive officers as a group. All percentages are based on our shares outstanding as of March 1, 2018.

Security Ownership of Certain Beneficial Owners

Based solely on our review of publicly filed Schedules 13D and 13G as of March 1, 2018, the following stockholders beneficially own more than five percent of our common stock.

Name and Address of Beneficial Owner	Number of Owned Shares of Bioverativ Common Stock	Percent of Shares Outstanding
Blackrock, Inc.(1)	10,845,635	10.0%
55 East 52nd Street New York, NY 10055
The Vanguard Group(2)	9,226,008	8.5%
100 Vanguard Blvd. Malvern, PA 19355
PRIMECAP Management Company(3)	7,622,324	7.0%
177 E. Colorado Blvd. 11th Floor Pasadena, CA 91105

(1)

Based solely on information as of March 1, 2018 contained in a Schedule 13G filed with the SEC by Blackrock, Inc. on January 9, 2018. The Schedule 13G indicates that Blackrock Inc. had sole voting power over 10,374,090 shares and sole dispositive power over 10,845,635 shares, and that Blackrock Fund Advisors, a subsidiary of BlackRock, Inc. beneficially owns 5% or greater of the outstanding shares of Bioverativ.

(2)

Based solely on information as of March 1, 2018 contained in a Schedule 13G filed with the SEC by The Vanguard Group on February 8, 2018. The Schedule 13G indicates that The Vanguard Group has sole voting power over 60,039 Bioverativ shares, shared voting power over 13,400 shares, sole dispositive power over 9,160,407 shares and shared dispositive power over 65,601 shares.

(3)

Based solely on information as of March 1, 2018 contained in a Schedule 13G filed with the SEC by PRIMECAP Management Company on February 27, 2018, which also indicates that it has sole voting power over 973,076 shares and sole dispositive power over 7,622,324 shares.

Security Ownership of Directors and Executive Officers

The following table provides information regarding beneficial ownership of our named executive officers, our directors, and all of our directors and executive officers as a group as of March 1, 2018. The address of each director and executive officer shown in the table below will be 225 Second Avenue, Waltham, MA 02451.

	Amount and Nature of Beneficial Ownership (Number of Bioverativ Shares)
Name	Direct	Indirect	Right to Acquire within 60 days	Total	Percent of Class(1)
Brian S. Posner	6,693	—	9,932(2)	16,625	*
Alexander J. Denner, Ph.D.	5,001	1,165,000(3)	8,939(4)	1,178,940	1.1%
Geno Germano	—	—	—	—	*
Louis J. Paglia	5,056	—	8,939(5)	13,995	*
Anna Protopapas	1,056	—	7,668(6)	8,724	*
Richard Brudnick	18,041	—	14,898(7)	32,939	*
John G. Cox	117,315	—	130,683(8)	247,998	*
Andrea DiFabio	21,827	—	19,864(9)	41,691	*
John T. Greene	5,496	—	18,871(10)	24,367	*
Rogério Vivaldi Coelho, M.D.	5,303	—	18,871(11)	24,174	*
Directors and Executive Officers as a Group (12 persons)	200,937	1,165,000	276,077(12)	1,642,014	1.5%

(1)	Less than one percent.
(2)	Includes options to purchase 9,932 shares of common stock that may be acquired within sixty (60) days.
(3)

1,165,000 of the shares reported are beneficially owned by Sarissa Capital Master Offshore Fund LP, a Cayman Island exempted limited partnership (“Sarissa Offshore”). Sarissa Capital Management GP LLC, a Delaware limited liability company ("Sarissa Capital GP"), is the general partner of Sarissa Capital Management LP, a Delaware limited partnership ("Sarissa Capital"), the investment advisor to Sarissa Offshore. Dr. Denner is the Chief Investment Officer of Sarissa Capital and the managing member of Sarissa Capital GP. By virtue of the foregoing, Dr. Denner may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) the shares that Sarissa Offshore directly beneficially owns. Dr. Denner disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(4)	Includes options to purchase 8,939 shares of common stock that may be acquired within sixty (60) days.
(5)	Includes options to purchase 8,939 shares of common stock that may be acquired within sixty (60) days.
(6)	Includes options to purchase 7,668 shares of common stock that may be acquired within sixty (60) days.
(7)	Includes options to purchase 14,898 shares of common stock that may be acquired within sixty (60) days.
(8)	Includes options to purchase 112,791 shares and restricted stock units to acquire 17,892 shares of common stock that may be acquired within sixty (60) days.
(9)	Includes options to purchase 19,864 shares of common stock that may be acquired within sixty (60) days.
(10)	Includes options to purchase 18,871 shares of common stock that may be acquired within sixty (60) days.
(11)	Includes options to purchase 18,871 shares of common stock that may be acquired within sixty (60) days.
(12)	Includes options to purchase 252,550 shares and restricted stock units to acquire 23,527 shares of common stock that may be acquired within sixty (60) days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about:

•	the number of shares of common stock subject to issuance upon exercise of outstanding stock options and vesting of restricted stock units under our equity plans;
•	the weighted-average exercise price of outstanding stock options under equity plans; and
•

the number of shares of common stock available for future issuance under our equity plans: the 2017 Omnibus Equity Plan, the 2017 Non-Employee Directors Equity Plan and the 2017 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-average Exercise Price of Outstanding Options and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(2) (c)
Equity compensation plans approved by stockholders	2,836,941	$45.24	8,682,853
Equity compensation plans not approved by stockholders	—	—	—
Total	2,836,941	$45.24	8,682,853

(1)

The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price. If the restricted stock units were included in this calculation, the weighted average exercise price would be $34.54. The total number of restricted stock units included in column (a) is 671,087.

(2)

Of these shares, (a) 5,000,631 remain available for future issuance under our 2017 Omnibus Equity Plan, (b) 2,117,607 remain available for future issuance under our 2017 Non-Employee Directors Equity Plan and (c) 1,564,615 remain available under our 2017 Employee Stock Purchase Plan.

Item 13.  Certain Relationships and Related Person Transactions, and Director Independence

Following our separation from Biogen in February 2017, Bioverativ and Biogen began operating separately, each as an independent public company. Immediately prior to the separation, Bioverativ and Biogen entered into a separation agreement and several other agreements to effect the separation and provide a framework for Bioverativ's relationship with Biogen after the distribution. These agreements govern the relationships between Biogen and Bioverativ subsequent to distribution and provide for the separation between Biogen and Bioverativ of the assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the distribution. In addition to the separation agreement (which contains many of the key provisions related to Bioverativ's separation from Biogen, including the distribution of Bioverativ’s shares of common stock to Biogen stockholders), these agreements include:

•	the tax matters agreement;
•	the employee matters agreement;
•	the intellectual property license agreement;
•	the manufacturing and supply agreement; and
•	the transition services agreement.

A description of the separation agreement and each of the other foregoing agreements is contained in Item 13 of our Annual Report on Form 10-K filed with the SEC on March 24, 2017 and Note 14, Related Parties, to our audited consolidated financial statement included in the Original Form 10-K Filing, each of which is incorporated herein.

In addition, as disclosed in our Current Report on Form 8-K filed with the SEC on January 22, 2018, on January 21, 2018, we, Biogen and Parent entered into a letter agreement in connection with the Merger, which, among other things, addresses aspects of the tax matters agreement.

Review and Approval of Transactions with Related Persons

Our board of directors adopted a written policy for the review of related party transactions. This policy provides when any related person has a direct or indirect material interest in a transaction that involves Bioverativ and involves or is expected to involve payments of $120,000 or more in the aggregate per fiscal year, our Corporate Governance Committee will review and approve all such proposed transactions or courses of dealing. In determining whether to approve or ratify a transaction with a related person, among the factors the Corporate Governance Committee may consider (as applicable) are:

•	the business reasons for entering into the transaction;
•	the size of the transaction and the nature of the related person’s interest in the transaction;

•	whether the transaction terms are as favorable to us as they would be to an unaffiliated third party;
•	whether the transaction terms are more favorable to the related person than they would be to an unaffiliated third party;
•	the availability of alternative sources for comparable products, services or other benefits;
•	whether the transaction would impair the independence or judgment of the related person in the performance of his or her duties to us;
•	for non‑employee directors, whether the transaction would be consistent with NASDAQ’s requirements for independent directors;
•

whether the transaction is consistent with our conflict of interest policy which prohibits related persons and others from having a financial interest in any competitor, customer, vendor or supplier of ours;

•	the related person’s role in arranging the transaction;
•	the potential for the transaction to be viewed as representing or leading to an actual or apparent conflict of interest; and
•	any other factors that the Corporate Governance Committee deems appropriate.

There are no relationships or transactions with related persons that are required to be disclosed in this report under SEC rules.

Director Independence

Each of Dr. Denner, Mr. Germano, Mr. Paglia, Ms. Protopapas and Mr. Posner, constituting more than a majority of our board of directors, satisfy the independence standards established by the listing standards of the NASDAQ Global Select Market.

Item 14.  Principal Accountant Fees and Services

Independent Auditors’ Fees

 The following table shows fees for professional audit services billed to us by PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm (“PwC”), for the audit of our annual consolidated financial statements for the years ended December 31, 2017 and December 31, 2016, and fees billed to us by PwC for other services provided during 2017 and 2016:

Fees	2017	2016
Audit fees	$ 1,100,000	$ 720,000
Audit-related fees	--	--
Tax fees	--	--
All other fees	$ 5,100	--
Total	$ 1,105,100	$ 720,000

Audit fees are fees for the audit of our 2017 consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.  In 2016, PwC provided audit services to Bioverativ in connection with the spin-off of Bioverativ from Biogen.  Audit fees in 2016 were paid for by Biogen.

There were no audit-related fees or tax fees in 2017 or 2016.

All other fees in 2017 and 2016 include $5,100 and $0 of fees incurred for software subscriptions used to review accounting literature.

Pre‑Approval of Audit and Permissible Non‑Audit Services

The Audit Committee has the sole authority to approve the scope of the audit and any audit‑related services as well as all audit fees and terms. The Audit Committee must pre‑approve any audit and non‑audit services provided by our independent registered public accounting firm. The Audit Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable securities laws, NASDAQ requirements or Public Company Accounting Oversight Board rules. In assessing whether to approve the use of our independent registered public accounting firm to provide permitted non‑audit services, the Audit Committee tries to minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm. The Audit Committee will approve permitted non‑audit services by our independent registered public accounting firm only when it will be more effective or economical to have such services provided by our independent registered public accounting firm than by another firm.

The Audit Committee annually reviews and pre‑approves the audit, audit‑related, tax, and other permissible non‑audit services that can be provided by the independent registered public accounting firm. After the annual review, any proposed services exceeding pre‑set levels or amounts or additional services not previously approved requires separate pre‑approval by the Audit Committee or the Chair of the Audit Committee. Any pre‑approval decision made by the Chair of the Audit Committee is reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. Our Chief Accounting Officer and Chief Financial Officer can approve up to an additional $25,000 in the aggregate per calendar year for categories of services that the Audit Committee (or the Chair through its delegated authority) has pre‑approved.

Prior to the separation from Biogen in February 2017, the pre‑approval of permitted services was performed by the Audit Committee of Biogen’s board of directors. Following the separation, services provided by the independent registered public accounting firm were pre‑approved by our Audit Committee, in accordance with Bioverativ’s pre‑approval policy.

All of the services provided by PwC during 2017 were pre-approved in accordance with this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibits

The Exhibit Index annexed to this report, and immediately preceding the exhibits, is incorporated by reference.

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

10.10+	Form of stock option agreement under the Bioverativ Inc. 2017 Non‑Employee Directors Equity Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10‑K filed on March 24, 2017)

Exhibit Number	Exhibit Description
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

10.20+	Severance Plan for U.S. Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 6, 2018)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form 10 filed on December 20, 2016)
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on February 14, 2018)
31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on February 14, 2018)

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on February 14, 2018)

31.3*	Certification of the Chief Executive Officer (Principal Executive Officer)
31.4*	Certification of the Chief Financial Officer (Principal Financial Officer)
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on February 14, 2018)

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

Bioverativ Inc.

	By	/s/ John Greene
John Greene
Executive Vice President, Chief Financial Officer (principal financial officer)

Date: March 8, 2018